Form 10QSB
period 2006-04-30
Aamaxan Transport Group, Inc.
filed 2006-06-12
CIK 1358940

================================================================================

     As filed with the Securities and Exchange Commission on June __, 2006.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to_____________

                        Commission file number 000-51911

                          AAMAXAN TRANSPORT GROUP, INC.
           (Name of Small Business Issuer as specified in its charter)

                Delaware                              87-0673375
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

                 31 Walmer Rd, Suite 6 Toronto, Ontario, M5R 2W7
               (Address of principal executive offices) (Zip Code)

                                 (416) 928-3095
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

                                  Yes X No ___

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes ___ No ___

As of April 30, 2006, the issuer had 24,342,957 shares of Common Stock, $.0001 par value per share outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 4

ITEM 1. Financial Statements                                                   4

        BALANCE SHEET                                                          4

        STATEMENTS OF OPERATIONS                                               5

        STATEMENTS OF CASH FLOWS                                               6

        NOTES TO FINANCIAL STATEMENTS                                          8

ITEM 2. Management's Discussion and Analysis or Plan of Operation             10

ITEM 3. Controls and Procedures                                               11

Part II - OTHER INFORMATION                                                   11

ITEM 1. Legal Proceedings                                                     11

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           11

ITEM 3. Defaults Upon Senior Securities                                       11

ITEM 4. Submission of Matters to a Vote of Security Holders                   11

ITEM 5. Other Information                                                     11

ITEM 6. Exhibits and Reports on Form 8-K                                      11

Signatures                                                                    12

                   FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-QSB filed by Aamaxan Transport Group, Inc., a development stage company ("Aamaxan" or the "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 APRIL 30, 2006
                                 --------------






                                     Assets
                                     ------

Current assets:

     Cash                                                           $         -
                                                                    ===========




                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                               $     3,048
     Advances from stockholder                                           21,643
                                                                    -----------

         Total current liabilities                                       24,691

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,377,463)
                                                                    -----------
                                                                        (24,691)
                                                                    -----------

                                                                    $         -
                                                                    ===========








    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------




                                                                    Cumulative
                                                                        From
                                     Quarter         Quarter         Inception
                                      Ended           Ended           Through
                                     April 30,       April 30,       April 30,
                                       2006            2005            2006

Revenues                           $          -    $           -   $          -
                                   ------------    -------------   ------------

Operating expense:

  General and administrative             12,839                -      7,377,463
                                   ------------    -------------   ------------

Loss from operations                    (12,839)               -     (7,377,463)
                                   ------------    -------------   ------------

Provision for income taxes                    -                -              -
                                   ------------    -------------   ------------

Net loss                           $    (12,839)   $           -   $ (7,377,463)
                                   ============    =============   ============

Basic and diluted net income
  per weighted average common
  share                            $       (.00)   $        (.00)  $       (.49)
                                   ============    =============   ============

Weighted average number of
  common shares outstanding          24,342,957        5,556,000     15,117,086
                                   ============    =============   ============









    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     Cumulative
                                                                        From
                                          Quarter       Quarter      Inception
                                           Ended         Ended        Through
                                          April 30,     April 30,    April 30,
                                            2006          2005          2006
                                        -----------    ----------   -----------

Cash flows from operating
 activities:

Net loss                                $   (12,839)   $        -   $(7,377,463)


Adjustments to reconcile net loss to net
 cash used in operating activities:
  Note payable issued in exchange
   for services                                   -             -        43,210
  Common stock issued for services                -             -     5,849,148
  Merger acquisition expense                      -             -     1,450,038
 Changes in assets and liabilities:
   Accrued interest payable                       -             -           249
   Account payable                           (2,673)            -         3,048
                                        -----------    ----------   -----------


     Net cash used in
      operating activities                  (15,512)            -       (31,770)
                                        -----------    ----------   -----------

Cash flows from investing activities:

  Investment in ESI                               -             -      (837,339)
                                        -----------    ----------   -----------

     Net cash used in
      investing activities                        -             -      (837,339)
                                        -----------    ----------   -----------

Cash flows from financing activities:

  Issuance of preferred stock for cash            -             -       498,240
  Issuance of common stock for cash               -             -       349,226
  Advances from stockholder                  15,512             -        21,643
                                        -----------    ----------   -----------

     Net cash provided by financing
      activities                             15,512             -       869,109
                                        -----------    ----------   -----------

Net change in cash                                -             -             -

Cash at the beginning of period                   -             -             -
                                        -----------    ----------   -----------

Cash at the end of period               $         -    $        -   $         -
                                        ===========    ==========   ===========




    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                       Supplemental Schedule of Non-Cash
                       ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------


                                                                     Cumulative
                                                                       From
                                         Quarter         Quarter     Inception
                                          Ended           Ended       Through
                                        April 30,       April 30,    April 30,
                                          2006            2005         2006


Issuance of 4,912,840 common
 stock shares for consulting,
 organizational and other services     $         -    $         -   $5,849,148

Issuance of 307,873 common stock
 shares in attempted merger with
 ESI never consummated                 $         -    $         -   $1,450,038

Issuance of 18,786,957 common
 stock shares upon  conversion of
 convertible note payable and accrued
 interest payable                      $         -    $         -   $   43,459














    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Aamaxan Transport Group, Inc. (the Company) was incorporated on June 3, 1998 under the laws of the State of Delaware under the name Worthington Venture Fund, Inc. (WD). On August 14, 1998, WD changed its name to Admax Technology, Inc. (Admax). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc., a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc. Its primary activities through April 30, 2006 have been the attempted acquisition of interests in the trucking industry. The Company was completely dormant from mid-2000 to mid-2005 although there were two changes in control of the Company's outstanding common stock shares.

Basis of presentation and going concern uncertainty
---------------------------------------------------

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-SB (Annual Report) for the year ended January 31, 2006 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the this current fiscal quarter are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the fiscal year.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has no assets or working capital and has no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities
----------------------------

The Company has not  conducted  any  business  operations  since its  inception.
Accordingly, all of the Company's operating results and cash flows are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Management estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RELATED PARTY TRANSACTIONS

Since September 2, 2005, Marc Juliar is the sole director and president of the Company and he currently owns 14,186,957 shares of common stock or 58.3% of the Company's outstanding shares.

At April 30, 2006, another stockholder had advanced $21,643 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

3.   COMMITMENTS AND CONTINGENCIES

As of April 30, 2006, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

History

Aamaxan Transport Group, Inc. ("Aamaxan" or the "Company") was incorporated on June 3, 1998 under the laws of the State of Delaware as Worthington Venture Fund Inc. ("Worthington Delaware"). On August 14, 1998, Worthington Delaware's name was changed to Admax Technology, Inc. ("Admax"). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc. ("Worthington Utah"), a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc.

The Company has not had any substantive business operations from the date of incorporation until the present time and is considered a "shell company" as it has no or nominal operations. During the years ending January 31, 1999 and 2000, the Company attempted to acquire certain companies and assets. Although acquisition agreements were executed, shares of common stock were issued and only partially cancelled and funds advanced, these acquisitions did not close and the acquisitions were written off. The Company was dormant from mid-2000 until recently.

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Background

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the recent operations of the Company have been paid for by shareholders of the Company.

It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officer and director in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation.

In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration, if any. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 3. Controls and Procedures

Mr. Marc Juliar, the Company's current CEO and CFO has concluded, based on his evaluation as of a date within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

During the period, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are presently no material pending legal or governmental agency proceedings to which the Company or its officer, director or majority stockholder is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar

                                            Marc Juliar
                                            Chief Executive Officer and
                                            Chief Financial Officer

Date: June 7, 2006

--------------------------------------------------------------------------------