Form 10QSB
period 2006-07-31
Aamaxan Transport Group, Inc.
filed 2006-09-14
CIK 1358940

================================================================================

     As filed with the Securities and Exchange Commission on September 14, 2006.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2006

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

                                  Yes  X  No
                                      ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

                                  Yes  X  No
                                      ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes     No
                                      ---    ---

As of July 31, 2006, the issuer had 24,342,957 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                               ---    ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 4

ITEM 1. Financial Statements                                                   4

        BALANCE SHEET                                                          4

        STATEMENTS OF OPERATIONS (THREE MONTHS ENDED JUL. 31, 2006 AND 2005)   5

        STATEMENTS OF OPERATIONS (SIX MONTHS ENDED JUL. 31, 2006 AND 2005)     6

        STATEMENTS OF CASH FLOWS (SIX MONTHS ENDED JUL. 31, 2006 AND 2005)     7

        NOTES TO FINANCIAL STATEMENTS                                          9

ITEM 2. Management's Discussion and Analysis or Plan of Operation             11

ITEM 3. Controls and Procedures                                               12

Part II - OTHER INFORMATION                                                   12

ITEM 1. Legal Proceedings                                                     12

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

ITEM 3. Defaults Upon Senior Securities                                       12

ITEM 4. Submission of Matters to a Vote of Security Holders                   12

ITEM 5. Other Information                                                     12

ITEM 6. Exhibits and Reports on Form 8-K                                      12

Signatures                                                                    13

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JULY 31, 2006
                                  -------------




                                     Assets
                                     ------

Current assets:

     Cash                                                           $         -
     Prepaid expenses                                                       733
                                                                    -----------

         Total current assets                                               733
                                                                    -----------

                                                                    $       733
                                                                    ===========



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                               $     3,207
     Advances from stockholder                                           25,754
                                                                    -----------

         Total current liabilities                                       28,961

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,381,000)
                                                                    -----------
                                                                        (28,228)
                                                                    -----------

                                                                    $       733
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                    Cumulative
                                                                       From
                                      Quarter         Quarter        Inception
                                       Ended           Ended          Through
                                      July 31,       July 31,         July 31,
                                       2006            2005            2006
                                   ------------    ------------    ------------

Revenues                           $          -    $          -    $          -
                                   ------------    ------------    ------------

Operating expense:

   General and administrative             3,537          43,459       7,381,000
                                              -               -               -
                                   ------------    ------------    ------------

Loss from operations                     (3,537)        (43,459)     (7,381,000)
                                   ------------    ------------    ------------

Provision for income taxes                    -               -               -
                                   ------------    ------------    ------------

Net loss                           $     (3,537)   $    (43,459)   $ (7,381,000)
                                   ============    ============    ============

Basic and diluted net income
   per weighted average common
   share                           $       (.00)   $       (.00)   $      (1.06)
                                   ============    ============    ============

Weighted average number of
   common shares outstanding         24,342,957      10,865,357       6,944,017
                                   ============    ============    ============



















    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                  Six Months        Six Months
                                                    Ended             Ended
                                                   July 31,          July 31,
                                                     2006              2005
                                                 ------------      ------------

Revenues                                         $          -      $          -
                                                 ------------      ------------

Operating expense:

     General and administrative                        16,376            43,459
                                                            -                 -
                                                 ------------      ------------

Loss from operations                                  (16,376)          (43,459)
                                                 ------------      ------------

Provision for income taxes                                  -                 -
                                                 ------------      ------------

Net loss                                         $    (16,376)     $    (43,459)
                                                 ============      ============

Basic and diluted net income per
     weighted average common share               $       (.00)     $       (.01)
                                                 ============      ============

Weighted average number of common
     shares outstanding                            24,342,957         8,254,679
                                                 ============      ============










    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     Cumulative
                                                                        From
                                         Six Months    Six Months    Inception
                                           Ended         Ended        Through
                                          July 31,      July 31,      July 31,
                                            2006          2005         2006
                                        -----------   -----------   -----------

Cash flows from
 operating activities:

Net loss                                $   (16,376)  $   (43,459)  $(7,381,000)


Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Note payable issued in exchange
   for services                                   -        43,210        43,210
  Common stock issued for services                -             -     5,849,148
  Merger acquisition expense                      -             -     1,450,038
Changes in assets and liabilities:
   Prepaid expenses                            (733)            -          (733)
   Accrued interest payable                       -           249           249
   Account payable                           (2,514)            -         3,207
                                        -----------   -----------   -----------


     Net cash used in operating
      activities                            (19,623)            -       (31,770)
                                        -----------   -----------   -----------

Cash flows from investing activities:

   Investment in ESI                              -             -      (837,339)
                                        -----------   -----------   -----------

     Net cash used in investing
      activities                                  -             -      (837,339)
                                        -----------   -----------   -----------

Cash flows from financing activities:

   Issuance of preferred stock for cash           -             -       498,240
   Issuance of common stock for cash              -             -       349,226
   Advances from stockholder                 19,623             -        25,754
                                        -----------   -----------   -----------

     Net cash provided by
      financing activities                   19,623             -       873,220
                                        -----------   -----------   -----------

Net change in cash                                -             -             -

Cash at the beginning of period                   -             -             -
                                        -----------   -----------   -----------

Cash at the end of period               $         -   $         -   $         -
                                        ===========   ===========   ===========




    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------




                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------


                                                                     Cumulative
                                                                        From
                                       Six Months    Six Months       Inception
                                          Ended         Ended          Through
                                         July 31,      July 31,        July 31,
                                          2006          2005            2006
                                       ----------    ----------     -----------

Issuance of 4,912,840 common
 stock shares for consulting,
 organizational and other services     $        -    $        -     $ 5,849,148

Issuance of 307,873 common stock
 shares in attempted merger with
 ESI never consummated                 $        -    $        -     $ 1,450,038

Issuance of 18,786,957 common
 stock shares upon conversion of
 convertible note payable and
 accrued interest payable              $        -    $   43,459     $    43,459
























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

2.   CONVERTIBLE NOTE PAYABLE

On May 10, 2005, the Company issued a convertible note payable in the amount of $43,210 as consideration for consulting services provided to and certain expenses paid directly for the Company by an unaffiliated individual. The note was payable on November 10, 2005, bore interest at 5.0%, was unsecured and was convertible at the holder's option based on a conversion price equal to 110% of the last `Best Bid' price of the common stock as quoted in the `Pink Sheets'. On June 20, 2005, the note was sold to a corporation owned and controlled by the then president and sole director of the Company. On July 5, 2005, the note plus $249 of accrued interest was converted into 18,786,957 common stock shares.

3.   RELATED PARTY TRANSACTIONS

Since September 2, 2005, Marc Juliar is the sole director and president of the Company and he currently owns 14,186,957 shares of common stock or 58.3% of the Company's outstanding shares.

At July 31, 2006, another stockholder had advanced $25,754 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

4.   COMMITMENTS AND CONTINGENCIES

As of July 31, 2006, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar
                                            ------------------------------------
                                            Marc Juliar
                                            Chief Executive Officer and
                                            Chief Financial Officer

Date: September 13, 2006

--------------------------------------------------------------------------------