Form 10QSB
period 2006-10-31
Aamaxan Transport Group, Inc.
filed 2006-12-15
CIK 1358940

================================================================================

      As filed with the Securities and Exchange Commission on December 15, 2006.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to_____________

                        Commission file number 000-51911

                          AAMAXAN TRANSPORT GROUP, INC.
           (Name of Small Business Issuer as specified in its charter)

                       Delaware                       20-5772205
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

           As of October 31, 2006, the issuer had 24,342,957 shares of Common Stock, $.0001 par value per share outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                OCTOBER 31, 2006
                                ----------------

                                     Assets
                                     ------

Current assets:

     Cash                                                           $         -
     Prepaid expenses                                                       479
                                                                    -----------

         Total current assets                                               479
                                                                    -----------

                                                                    $       479
                                                                    ===========



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                               $     5,953
     Advances from stockholder                                           28,961
                                                                    -----------

         Total current liabilities                                       34,914

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,387,207)
                                                                    -----------
                                                                        (34,435)
                                                                    -----------

                                                                    $       479
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                    Cumulative
                                                                       From
                                     Quarter         Quarter        Inception
                                      Ended           Ended          Through
                                     Oct. 31,        Oct. 31,        Oct. 31,
                                       2006            2005            2006
                                   ------------    ------------    ------------

Revenues                           $          -    $          -    $          -
                                   ------------    ------------    ------------

Operating expense:

   General and administrative             6,207             131       7,387,207
                                              -               -               -
                                   ------------    ------------    ------------

Loss from operations                     (6,207)           (131)     (7,387,207)
                                   ------------    ------------    ------------

Provision for income taxes                    -               -               -
                                   ------------    ------------    ------------

Net loss                           $     (6,207)   $       (131)   $ (7,387,207)
                                   ============    ============    ============

Basic and diluted net income per
   weighted average common share   $       (.00)   $       (.00)   $       (.99)
                                   ============    ============    ============

Weighted average number of common
   shares outstanding                24,342,957      24,342,957       7,477,063
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  Nine Months      Nine  Months
                                                     Ended            Ended
                                                    Oct. 31,         Oct. 31,
                                                      2006             2005
                                                  ------------     ------------

Revenues                                          $          -     $          -
                                                  ------------     ------------

Operating expense:

     General and administrative                         22,583           43,590
                                                             -                -
                                                  ------------     ------------

Loss from operations                                   (22,583)         (43,590)
                                                  ------------     ------------

Provision for income taxes                                   -                -
                                                  ------------     ------------

Net loss                                          $    (22,583)    $    (43,590)
                                                  ============     ============

Basic and diluted net income per
     weighted average common share                $       (.00)    $       (.00)
                                                  ============     ============

Weighted average number of common
     shares outstanding                             24,342,957       13,676,370
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                    Cumulative
                                                                        From
                                      Nine Months    Nine Months     Inception
                                        Ended          Ended          Through
                                       Oct. 31,       Oct. 31,        Oct. 31,
                                         2006           2005            2006
                                      -----------    -----------    -----------

Cash flows from
 operating activities:

Net loss                              $   (22,583)   $   (43,590)   $(7,387,207)


Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Note payable issued in exchange
   for services                                 -         43,210         43,210
  Common stock issued for services              -              -      5,849,148
  Merger acquisition expense                    -              -      1,450,038
 Changes in assets and liabilities:
   Prepaid expenses                          (479)             -           (479)
   Accrued interest payable                     -            249            249
   Account payable                            232            131          5,953
                                      -----------    -----------    -----------


     Net cash used in
      operating activities                (22,830)             -        (39,088)
                                      -----------    -----------    -----------

Cash flows from
 investing activities:

  Investment in ESI                             -              -       (837,339)
                                      -----------    -----------    -----------

     Net cash used in
      investing activities                      -              -       (837,339)
                                      -----------    -----------    -----------

Cash flows from
 financing activities:

  Issuance of preferred
   stock for cash                               -              -        498,240
  Issuance of common
   stock for cash                               -              -        349,226
  Advances from stockholder                22,830              -         28,961
                                      -----------    -----------    -----------

     Net cash provided by
      financing activities                 22,830              -        876,427
                                      -----------    -----------    -----------

Net change in cash                              -              -              -

Cash at the beginning of period                 -              -              -
                                      -----------    -----------    -----------

Cash at the end of period             $         -    $         -    $         -
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       -----------------------------------


                                                                   Cumulative
                                                                      From
                                      Nine Months    Nine Months    Inception
                                        Ended          Ended         Through
                                       Oct. 31,       Oct. 31,       Oct. 31,
                                         2006           2005           2006
                                      -----------    -----------   -----------

Issuance of 4,912,840 common
 stock shares for consulting,
 organizational and other services     $        -    $        -    $ 5,849,148

Issuance of 307,873 common
 stock shares in attempted merger
 with ESI never consummated            $        -    $        -    $ 1,450,038

Issuance of 18,786,957 common
 stock shares upon conversion of
 convertible note payable and
 accrued interest payable              $        -    $   43,459    $    43,459






















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

At October 31, 2006, another stockholder had advanced $28,961 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

4.       COMMITMENTS AND CONTINGENCIES

As of October 31, 2006, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar
                                            ------------------------------------

                                            Marc Juliar
                                            Chief Executive Officer and
                                            Chief Financial Officer

Date: December 15, 2006

--------------------------------------------------------------------------------