Form 10KSB
period 2007-01-31
Aamaxan Transport Group, Inc.
filed 2007-03-26
CIK 1358940

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
     1934

          For the fiscal year ended January 31, 2007

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the transition period from ______________ to _____________

                        Commission file number 000-51911

                          AAMAXAN TRANSPORT GROUP, INC.
                 (Name of small business issuer in its charter)

               Delaware                                    20-5772205
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                 31 Walmer Rd, Suite 6 Toronto, Ontario, M5R 2W7
               (Address of principal executive offices) (Zip Code)

                                 (416) 928-3095
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

               Title of each class         Name of each exchange on which
               to be so registered         each class is to be registered

                       N/A                              N/A

              Securities registered under Section 12(g) of the Act:

                Common Capital Stock, $0.0001 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

                                  Yes X   No ___

The issuer's revenues for the fiscal year ended January 31, 2007 were $0.

As of February 23, 2007, the aggregate market value of issuer's voting stock held by non-affiliates was $101,560 based on the last sale price at which the common equity was sold on January 25, 2007 at $0.01, as reported on the Pink Sheets.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes ___ No ___

    As of January 31, 2007, the issuer had 24,342,957 shares of Common Stock,
                    $.0001 par value per share outstanding.

                    Documents Incorporated By Reference: None

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I

ITEM 1.  Description of Business                                             1

ITEM 2.  Description of Property                                             6

ITEM 3.  Legal Proceedings                                                   6

ITEM 4.  Submission of Matters to a Vote of Security Holders                 6


PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters            6

ITEM 6.  Management's Discussion and Analysis or Plan of Operation           7

ITEM 7.  Financial Statements                                                8

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                        23

ITEM 8A. Controls and Procedures                                            23

ITEM 8B. Other Information                                                  23

PART III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons
and Corporate Governance; Compliance with Section 16(a) of the
Exchange Act                                                                23

ITEM 10. Executive Compensation                                             25

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters                                             25

ITEM 12. Certain Relationships and Related Transactions, and Director
Independence                                                                25

ITEM 13. Exhibits                                                           26

ITEM 14. Principal Accountant Fees and Services                             26

Signatures                                                                  26

                   FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-KSB filed by Aamaxan Transport Group, Inc., a development stage company ("Aamaxan" or the "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of key personnel, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

ITEM 1. Description of Business

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

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 or Form 10-SB level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company believes that it will be able to borrow sufficient cash from its stockholders in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a stockholder or anyone else associated with the Company.

As stated elsewhere herein, management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider, let alone enter into. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Use of Form S-8 and Form 8-K by Shell Companies

Effective August 22, 2005, the Commission adopted a series of rules and rule amendments designed to deter fraud and abuse through the use of reporting shell companies. The most significant rule changes were as follows: (i) shell companies are prohibited from using Form S-8 to register offerings of securities during the period a company is defined as a shell company and for 60 days thereafter; and (ii) upon completion of a transaction whereby a company ceases to be a shell company, the company must file Form 10 or Form 10-SB level disclosure in a Form 8-K within four business days after completing the transaction. The changes to the Form 8-K rules may limit the number of business opportunities that would be interested in completing a transaction with the Company.

Sources of Business Opportunities and Risks Associated Therewith

Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, persons that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it intends to look only to consultants that have experience in working with small public companies in search of an appropriate business opportunity. Also, the consultant will more than likely have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business combinations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and who would be willing to be fully compensated at the close of a business combination or acquisition.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation.

Evaluation and Risks Associated Therewith

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. As stated in the previous section, management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete an exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are a multitude of unknown risks that cannot be adequately defined or identified prior to the identification of a specific business opportunity. No assurance can be made following consummation of any acquisition or merger that the business venture acquired or targeted will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities made available to the Company may involve, among other things, new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger and Risks Associated Therewith

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company, on the one hand, and the respective needs and desires of those in control of the opportunity, on the other, and, the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Whatever form any business transaction ultimately takes, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current situation, having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Possible Sales of Shares by Certain Shareholders or Insiders

In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers, directors, their affiliates, if any, or other insiders of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms and conditions. However, if any such situation does arise, management is obligated to follow the Company's Certificate of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers, directors and other insiders, if any, of their shares, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

Finder's, Agent's or Broker's Fees

In the event of a successful acquisition or merger, a finder's, agent's or broker's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of any such fee, although it is likely that an appropriate fee will be based upon negotiations by and among the Company, the appropriate business opportunity, and the finder or broker. Management cannot at this time estimate the type or amount of any potential finder's or agent's fee that might be paid. Though possible, it is unlikely that a finder's or agent's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of usurpation of a corporate opportunity. Further, in the unlikely event that a finder's or agent's fee was paid to an affiliate, the Company would likely, though not necessarily, have such an arrangement ratified by the shareholders in an appropriate manner. It should also be noted that finder's, agent's or broker's fees in the types of situations involved here are frequently substantial and no assurance can be made that any such fee would not be substantial or not entail the issuance of several million common capital shares.

Potential Conflicts of Interest

Presently, it is believed to be highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters, if any, have an ownership interest. Any possible related party transaction of this type would likely have to be ratified by a disinterested

Board of Directors and possibly, by the shareholders. Whatever would happen, the Company intends do whatever it believes is necessary to fully and completely comply with Delaware corporate law. Management does not anticipate that the Company will acquire or merge with any related entity or person.

Rights and Participation of Shareholders

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner.

The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interests of the Company to do so. Regardless of whether an action to acquire or merge is ratified by calling and holding a formal shareholders' meeting or by written consent, the Company intends to provide its shareholders with complete disclosure documentation concerning a potential target business opportunity, including appropriate audited financial statements of the target to the extent the same can be made available at the time. It is anticipated that all of such information will be disseminated to the shareholders either by a proxy statement prepared in accordance with Schedule 14A promulgated under the Exchange Act in the event that a shareholders' meeting is called and held, or by subsequent information statement prepared in accordance with Schedule 14C promulgated under the Exchange Act in the event the corporate action is approved by the written consent of a majority.

Within four business days after completing a merger or acquisition transaction where the Company ceases to be a shell company, the Company must file a Form 8-K that provides Form 10 or Form 10-SB level disclosure.

Competition

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's current lack of funds and capital resources, it may be difficult to successfully compete with these other companies.

Employees

As of the date hereof, the Company does not have any full time employees and has no plans for retaining full time employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

The Company is currently using as its principal place of business the business office of its principal shareholder, Marc Juliar, located in Toronto, Ontario. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet known and yet-to-be-identified business opportunity.

ITEM 2. Description of Property

Administrative operations are conducted from the offices of Marc Juliar at 31 Walmer Rd, Suite 6, Toronto, Ontario, M5R 2W7. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent to Mr. Juliar for any such offices in the future. Our operations do not currently require office or laboratory space to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry out our plans, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to twelve months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

ITEM 3. Legal Proceedings

There are presently no material pending legal or governmental agency proceedings to which the Company or its officer, director or majority stockholder is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's stock is currently listed in the "Pink Sheets" published by the Pink Sheets, LLC (previously National Quotation Bureau, LLC) under the symbol "AMXT". No shares of the Company's common stock have previously been registered with the Commission or any state securities agency or authority. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

As of January 31, 2007 there were 217 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees such as the Depository Trust Company (DTC) or Cede & Company. The following table shows the high and low bid prices of the Company's common stock as reported by the OTC Bulletin Board or the Pink Sheets for the periods indicated.

                                   High         Low

Fiscal 2006

     First Quarter                $0.0007     $0.0004
     Second Quarter               $0.0007     $0.0007
     Third Quarter                $0.0007     $0.0005
     Fourth Quarter               $0.0007     $0.0005

Fiscal 2007

     First Quarter                $0.02       $0.0005
     Second Quarter               $0.02       $0.009
     Third Quarter                $0.02       $0.008
     Fourth Quarter               $0.015      $0.012

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Sales of Unregistered Securities

On June 21, 2005, the holder of a convertible promissory note in the amount of $43,210 plus accrued interest of $249 converted its note in to 18,786,957 common shares of the company. These shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The Commission has taken the position that securities issued by a blank check company and held by stockholders in the capacity of management, affiliates, control persons and promoters cannot be resold under Rule 144 or Section 4(1) of the Securities Act of 1933, as amended and must be registered with the Commission prior to being resold. Accordingly, the Company has placed the appropriate restrictive legend on these 18,786,957 common shares. For further information on the Commission's position, please refer to the letter dated
January 21, 2000 to Mr. Ken Worm, Assistant Director, OTC Compliance Unit of NASD Regulation, from Mr. Richard K. Wulff, Chief of Small Business, of the SEC staff, available on the Commission's website.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Background

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the recent operations of the Company have been paid for by stockholders of the Company.

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

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. There is no assurance that the Company will be able to obtain funds from these persons and has no agreements for such funding.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has no assets or working capital and has no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. Financial Statements


                          Aamaxan Transport Group, Inc.

                          (A Development Stage Company)


                              Financial Statements

                                       and

             Report of Independent Registered Public Accounting Firm

                  For the Years Ended January 31, 2007 and 2006

                                 C O N T E N T S
                                 ---------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ......................10

BALANCE SHEET.................................................................11

STATEMENTS OF OPERATIONS......................................................12

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)...............................13-15

STATEMENTS OF CASH FLOWS...................................................16-17

NOTES TO FINANCIAL STATEMENTS..............................................18-22

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors and Stockholders
Aamaxan Transport Group, Inc.
Toronto, Ontario

We have audited the accompanying balance sheet of Aamaxan Transport Group, Inc., (a development stage company) (the "Company") as of January 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended January 31, 2007 and for the period June 3, 1998 (inception) through January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aamaxan Transport Group, Inc. at January 31, 2007, and the results of its operations and cash flows for each of the years in the two year period ended January 31, 2007 and for the period June 3, 1998 (inception) through January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no assets or working capital as of January 31, 2007, a significant deficit accumulated during the development stage and has no business operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
March 15, 2007

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                JANUARY 31, 2007
                                ----------------



                                     Assets
                                     ------

Current assets:

     Cash                                                          $          -
     Prepaid expenses                                                       313
                                                                   -------------
         Total current assets                                               313
                                                                   -------------

                                                                   $        313
                                                                   =============



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                              $      4,109
     Advances from stockholder                                           38,489
                                                                   -------------

         Total current liabilities                                       42,598
                                                                   -------------

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,395,057)
                                                                   -------------
                                                                        (42,285)
                                                                   -------------

                                                                   $        313
                                                                   =============






    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                    Cumulative
                                                                      From
                                                                    Inception
                                     Year Ended     Year Ended       Through
                                     January 31,    January 31,     January 31,
                                        2007           2006            2007
                                    ------------  -------------  ---------------

Revenues                            $          -  $           -  $            -
                                    ------------  -------------  ---------------

Operating expense:

     General and administrative           30,433         55,311       7,395,057
                                    ------------  -------------  ---------------

Loss from operations                     (30,433)       (55,311)     (7,395,057)
                                    ------------  -------------  ---------------

Provision for income taxes                     -              -               -
                                    ------------  -------------  ---------------

Net loss                            $    (30,433) $     (55,311) $   (7,395,057)
                                    ============  =============  ===============

Basic and diluted net income per
     weighted average common share  $      (.00)  $        (.00)
                                    ============  =============

Weighted average number of common
     shares outstanding               24,342,957     17,085,530
                                    ============  =============


















    The accompanying notes are an integral part of the financial statements.

                                           AAMAXAN TRANSPORT GROUP, INC.
                                           -----------------------------
                                           (A DEVELOPMENT STAGE COMPANY)
                                           -----------------------------
                                    STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                                    -------------------------------------------
                         FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2007
                         ----------------------------------------------------------------



                                                                          Additional
                           Preferred Stock           Common Stock          Paid-In       Accumulated
                          Shares      Amount      Shares      Amount       Capital         Deficit          Total
                         --------    -------    ----------   ---------   ------------   -------------   -------------
Issuance of common
 stock in exchange
 for organizational
 services                       -    $     -        83,333   $       8   $        472   $           -   $        480

Issuance of common
 stock in attempted
 merger with ESI                -          -       307,873          31        620,696               -         620,727

Issuance of common
 stock for services
 at $33.74 per share            -          -         1,817           -         61,312               -          61,312

Issuance of common
 stock for cash                 -          -        10,288           1        349,225               -         349,226

Issuance of
 convertible
 preferred stock for
 cash in private
 placement
 transaction                  500         50             -           -        498,190               -         498,240

Conversion of
 preferred stock for
 common stock                (150)       (15)       21,122           2             13               -               -

Issuance of common
 stock for accrued
 rent at $30.00 per
 share                          -          -         1,928           -         57,856               -          57,856

Net loss                        -          -             -           -              -        (129,775)       (129,775)
                         --------    -------    ----------   ---------   ------------   -------------   -------------

Balance at
 January 31, 1999             350         35       426,361          42      1,587,764        (129,775)      1,458,066




                     The accompanying notes are an integral part of the financial statements.

                                                         13

                                           AAMAXAN TRANSPORT GROUP, INC.
                                           -----------------------------
                                           (A DEVELOPMENT STAGE COMPANY)
                                           -----------------------------
                                    STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                                    -------------------------------------------
                         FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2007
                         ----------------------------------------------------------------



                                                                          Additional
                           Preferred Stock           Common Stock          Paid-In       Accumulated
                          Shares      Amount      Shares      Amount       Capital         Deficit          Total
                         --------    -------    ----------   ---------   ------------   -------------   -------------
Issuance of common
 stock in exchange
 for services at
 $25.91 per share               -          -         3,667           1         94,999               -          95,000

Issuance of common
 stock in exchange
 for services at
 $11.40 per share               -          -         1,576           -         17,972               -          17,972

Conversion of
 preferred stock for
 common stock                (200)       (20)       53,877           5             15               -               -

Issuance of common
 stock in exchange
 for services at
 $30.00 per share               -          -           333           -         10,000               -          10,000

Common stock issued
 as an adjustment of
 prior year shares
 issued in exchange
 for services                   -          -         3,142           1             (1)              -               -

Net loss                        -          -             -           -              -        (131,000)       (131,000)
                         --------    -------    ----------   ---------   ------------   -------------   -------------

Balance at
 January 31, 2000             150         15       488,956          49      1,710,749        (260,775)      1,450,038

Conversion of
 preferred stock for
 common stock                (150)       (15)      250,000          25            (10)              -               -

Issuance of common
 stock in exchange
 for services at
 $.45 per share                 -          -       117,044          12         52,488               -          52,500




                     The accompanying notes are an integral part of the financial statements.

                                                         14

                                           AAMAXAN TRANSPORT GROUP, INC.
                                           -----------------------------
                                           (A DEVELOPMENT STAGE COMPANY)
                                           -----------------------------
                                    STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                                    -------------------------------------------
                         FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2007
                         ----------------------------------------------------------------



                                                                          Additional
                           Preferred Stock           Common Stock          Paid-In       Accumulated
                          Shares      Amount      Shares      Amount       Capital         Deficit          Total
                         --------    -------    ----------   ---------   ------------   -------------   -------------
Issuance of common
 stock in exchange
 for services at
 $1.18 per share                -          -     4,700,000         470      5,545,530               -       5,546,000

Net loss                        -          -             -           -              -      (7,048,538)     (7,048,538)
                         --------    -------    ----------   ---------   ------------   -------------   -------------

Balance at each of
 the years ended
 January 31, 2001,
 2002, 2003, 2004
 and 2005                       -          -     5,556,000         556      7,308,757      (7,309,313)              -

Issuance of common
 stock upon
 conversion
 of note payable
 and accrued
 interest                       -          -    18,786,957       1,879         41,580               -          43,459

Net loss                        -          -             -           -              -         (55,311)        (55,311)
                         --------    -------    ----------   ---------   ------------   -------------   -------------

Balance at
 January 31, 2006               -          -    24,342,957       2,435      7,350,337      (7,364,624)        (11,852)

Net loss                        -          -             -           -              -         (30,433)        (30,433)
                         --------    -------    ----------   ---------   ------------   -------------   -------------

Balance at
 January 31, 2007               -    $     -    24,342,957   $   2,435   $  7,350,337   $  (7,395,057)  $     (42,285)
                         ========    =======    ==========   =========   ============   =============   =============






                     The accompanying notes are an integral part of the financial statements.

                                                         15

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                   Cumulative
                                                                      From
                                                                    Inception
                                     Year Ended    Year Ended        Through
                                     January 31,   January 31,     January 31,
                                        2007          2006            2007
                                    ------------  -------------  ---------------

Cash flows from operating
  activities:

Net loss                            $    (30,433) $     (55,311) $   (7,395,057)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Note payable issued in exchange
     for services                              -         43,210          43,210
    Common stock issued for
     services                                  -            249       5,841,369
Merger acquisition expense                     -              -       1,468,193
Changes in assets and liabilities:
    Prepaid expenses                        (313)             -            (313)
    Account payable                       (1,612)         5,721           4,109
                                    ------------  -------------  ---------------

        Net cash used in operating
        activities                       (32,358)        (6,131)        (38,489)
                                    ------------  -------------  ---------------

Cash flows from investing
  activities:

    Investment in ESI                          -              -        (847,466)
                                    ------------  -------------  ---------------

        Net cash used in investing
        activities                             -              -        (847,466)
                                    ------------  -------------  ---------------

Cash flows from financing
  activities:

    Issuance of preferred stock
      for cash                                 -              -         498,240
    Issuance of common stock for
      cash                                     -              -         349,226
    Advances from stockholder             32,358          6,131          38,489
                                    ------------  -------------  ---------------

        Net cash provided by
        financing activities              32,358          6,131         885,955
                                    ------------  -------------  ---------------

Net change in cash                             -              -               -

Cash at the beginning of period                -              -               -
                                    ------------  -------------  ---------------

Cash at the end of period           $          -  $           -  $            -
                                    ============  =============  ===============






    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------




                        Supplemental Schedule of Non-Cash
                        ----------------------------------
                        Investing and Financing Activities
                        ----------------------------------



                                                                   Cumulative
                                                                      From
                                                                    Inception
                                     Year Ended    Year Ended        Through
                                     January 31,   January 31,     January 31,
                                        2007          2006            2007
                                    ------------  -------------  ---------------

Issuance of 18,786,957 common
  stock shares upon conversion of
  convertible note payable and
  accrued interest payable          $          -  $      43,459  $       43,459
















    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Aamaxan Transport Group, Inc. (the Company) was incorporated on June 3, 1998 under the laws of the State of Delaware under the name Worthington Venture Fund, Inc. (WD). On August 14, 1998, WD changed its name to Admax Technology, Inc. (Admax). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc., a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc. Its primary activities through January 31, 2007 have been the attempted acquisition of interests in the trucking industry (Note 2). The Company was completely dormant from mid-2000 to mid-2005 although there were two changes in control of the Company's outstanding common stock shares (Note 2).

Basis of presentation and going concern uncertainty
---------------------------------------------------

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

Development stage activities
----------------------------

The Company has not  conducted  any  business  operations  since its  inception.
Accordingly, all of the Company's operating results and cash flows are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

Cash and cash flows
-------------------

For purposes of the statements of cash flows, cash includes demand deposits and time deposits and other highly liquid investments with original maturities of less than three months. The Company had no cash at the end of January 31, 2007 and 2006. Also, for the years ended January 31, 2007 and 2006 and for the period June 3, 1998 (inception) through January 31, 2007, no payments of interest or taxes were made.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss (numerator) by the weighted average number of common shares outstanding during the periods (denominator). Diluted loss per common share amounts reflect the maximum dilution that would result from potentially dilutive securities. Diluted loss per share amounts are not presented because there are no potentially dilutive securities, options or warrants outstanding.

Reverse stock split
-------------------

On July 28, 2000, the Company completed a reverse split of its common stock at a ratio of 1 share of common stock for every 30 shares of common stock issued and outstanding. All per share amounts referenced in the accompanying financial statements have been retroactively adjusted for the reverse stock split.

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the convertible note payable approximated its carrying value because its terms were comparable to similar lending arrangements in the marketplace with comparable risks. During the years ended January 31, 2007 and 2006 and for the period June 3, 1998 (inception) through January 31, 2007, the Company did not have any other financial instruments.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



2.      CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 35,000,000 shares of stock, 10,000,000 of which have been designated as preferred shares with a par value per share of $.001 and 25,000,000 of which have been designated as common shares with a par value per share of $.0001.

Attempted merger with ESI
-------------------------

On August 1, 1998, the Company issued 307,873 shares of common stock in exchange for the various assets and liabilities of Eaglewings Systems, Inc. (ESI), an Arkansas corporation wholly owned and controlled by the Company's sole director, officer and controlling stockholder, effecting a change of control of the Company. However, because the Company could not comply with several terms of the merger, the assets and liabilities of ESI were never formally transferred to the Company. On July 9, 2000, the Company's board of directors affirmed the unconsummated merger and the fact that the shares originally issued in the attempted merger were to be retained by the holder as consideration for efforts expended. In March 2006, the Company entered into an agreement with the former officer, sole director and controlling stockholder of the Company formally acknowledging the rescission of the attempted merger.

Changes in control
------------------

On August 10, 2000, the Company issued 4,700,000 common stock shares in exchange for services effecting a change of control of the Company. On July 5, 2005, the Company issued 18,786,957 common stock shares upon conversion of a note payable (Note 5) effecting another change of control of the Company.

Preferred stock
---------------

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. In December 1998, the Company raised $498,240 of equity capital, net of related costs, through the issuance of 500 shares of preferred stock. In connection with this issuance, the Company designated 1,000 of these shares as Series A Convertible Preferred Stock. Each share had a stated value of $1,000 and was convertible at the holder's option anytime after issuance into shares of the Company's common stock based on a conversion price equal to the lesser of (a) $.70 or (b) 65% of the average market price per common share for the five trading days immediately preceding the date of conversion. The preferred shares also paid an annual 2.0% cumulative dividend payable quarterly and upon conversion. In addition, attached to each share was one warrant to purchase one share of common stock at the above conversion price. The warrants expired on December 31, 2001.

During the years ended January 31, 2001, 2000 and 1999, 150, 200 and 150, respectively, of these shares were converted into 250,000, 53,877 and 21,122, respectively, common stock shares. As of January 31, 2007, there were no shares of preferred stock issued and outstanding and no other series, rights or privileges had been designated with respect to the Company's preferred stock.

Common stock
------------

The Company is authorized to issue 25,000,000 shares of $.0001 par value common stock. Each share contains one voting right and the right to dividends if and when declared by the Board of Directors.

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

At January 31, 2007, another stockholder had advanced $38,489 (2006 - $6,131) to the Company by directly paying certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

4.      COMMITMENTS AND CONTINGENCIES

As of January 31, 2007, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

5.      CONVERTIBLE NOTE PAYABLE

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

6.      INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2007, the Company had a deferred tax asset totaling approximately $2,515,000 (2006 - $2,503,000), which relates to the Company's cumulative net operating loss carry forward totaling approximately $7,395,000 (2006 - $7,365,000), which will expire through 2027. This deferred tax asset has been fully offset by a valuation allowance. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change," the Company's ability to utilize the net operating losses could be reduced.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended January 31, 2007 and 2006 and for the period June 3, 1998 (inception) through January 31, 2007 is as follows.




                                                                   Cumulative
                                                                      From
                                                                    Inception
                                     Year Ended    Year Ended        Through
                                     January 31,   January 31,     January 31,
                                        2007          2006            2007
                                    ------------  -------------  ---------------

   Tax benefit computed at
     statutory rate                 $    (10,347) $     (18,806) $   (2,514,319)

   Increase in valuation allowance        10,347         18,806       2,514,319
                                    ------------  -------------  ---------------

                                    $          -  $           -  $            -
                                    ============  =============  ===============

The Company uses the accrual method of accounting for income tax reporting purposes. At January 31, 2007 and 2006, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.

                                                   January 31,     January 31,
                                                      2007            2006
                                                  -------------  ---------------

         Deferred tax asset:

           Net operating loss carry forward       $   2,514,319  $    2,503,972

           Less valuation allowance                  (2,514,319)     (2,503,972)
                                                  -------------  ---------------

           Net deferred tax asset                 $           -  $            -
                                                  =============  ===============

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Marc Juliar, the Company's CEO and CFO, has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Marc Juliar concluded that the Company's disclosure controls and procedures are effective at January 31, 2007. There have been no changes in the Company's internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name             Age       Position
-----------------------------------------------------

Marc Juliar      29        President and Director

As set forth in the Company's Certificate of Incorporation and Bylaws, copies of which are incorporated by reference, all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though the Company has not compensated Mr. Juliar for his service on the Board of Directors or any committee thereof, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, Mr. Juliar and any future director will likely defer his or her expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, Mr. Juliar has not accrued any expenses or compensation. As further set forth in Exs. 3.1 and 3.2 incorporated by reference, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

Mr. Juliar has served as the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board since August 2005. Mr. Juliar has been the President of Paradigm Oil and Gas since November 9, 2006. From April 2004 to January 2006, Mr. Juliar was an officer and director of Kodiak Energy, Inc. Mr. Juliar is an independent contractor to the Film, Music Video and T.V. Commercial production business. From 2001 until 2002, Mr. Juliar was a student at the University of Toronto. Mr. Juliar attended the University of Toronto located in Toronto, Ontario.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

Prior Blank Check Experience of Officers and Directors

None

Corporate Governance

The Company's board of directors has not adopted a code of ethics that applies to members of its board of directors, its officers including its Chief Executive Officer (being its principal executive officer and principal financial and accounting officer). Because the Company currently has only one executive officer (who is also the sole director of the Company), it is not considered necessary for the Company to adopt a Code of Business Conduct and Ethics. Once the Company's operations expand and it has additional employees, the Company intends to adopt a Code of Business Conduct and Ethics.

Aamaxan does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Aamaxan's sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Aamaxan is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Aamaxan's board of directors has determined that its director is not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Aamaxan's board of directors has determined, however, that its director is able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, it is believed that all of the Company's directors, executive officers and persons who own more than 10% of the Company's common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year.

ITEM 10. Executive Compensation

The Company has not adopted a bonus, profit sharing, or deferred compensation plan of any sort for the benefit of its employees, officers or directors. Further, the Company has not entered into an employment agreement with Mr. Juliar or any other persons and no such agreements are anticipated in the immediate future. Because there is nothing further to disclose under this Item, the Company has not prepared compensation tables as would otherwise be required.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company's knowledge, as of January 31, 2007, with respect to each person known to own directly and/or beneficially more than 5% of the Common Capital Stock of the Company, each director and officer and all directors and officers as a group. As of January 31, 2007, there were a total of 24,342,957 common shares issued and outstanding.

Title of      Name and Address            Amount and Nature of        Percent
Class         of Beneficial Owner         Beneficial Ownership        of Class
--------------------------------------------------------------------------------
Common          Marc Juliar (1)                14,186,957               58.3%
Capital
Shares


All directors, officers and
persons owning more than 5%                    14,186,957               58.3%
       as a group (2)


(1) Mr. Marc Juliar, the Company's only officer and director of the company. Mr. Juliar directly owns his shares. There are no options, warrants or convertible instruments of any kind outstanding.

(2) Mr. Juliar is currently the only director and officer of the Company. Mr. Juliar directly owns his shares.

ITEM 12. Certain   Relationships   and   Related   Transactions,   and  Director
Independence

During the past two fiscal years there have been no transactions between the Company and Mr. Juliar or any member of his immediate family.

During the past two fiscal years, a stockholder of the Company advanced $38,489 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

Mr. Juliar, like any other corporate officer or director, is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If Mr. Juliar or any other directors or officers are presented in the future with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event that the Board rejects an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13. Exhibits

      3.1 Certificate of Incorporation of the Company, as amended, filed April 12, 2005, incorporated by reference from the Company's Registration Statement on Form 10-SB
      3.2 Amended and Restated Bylaws of the Company, filed April 12, 2005, incorporated by reference from the Company's Registration Statement on Form 10-SB
      31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
      32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Turner, Stone & Company, L.L.P. for the audit of the Company's financial statements as of and for the years ended January 31, 2007 and 2006 and fees billed for other services rendered by Turner, Stone & Company, L.L.P. during those periods.

                                       Years Ended
                                     2007         2006
                                  ---------     ---------

Audit Fees                        $  7,500      $  19,702
Audit related fees (1)            $  9,355      $       -
Tax Fees (2)                      $  4,775      $       -

(1) Audit related fees are for assurance related services. In 2007, these fees related primarily to quarterly reviews and a Form 10-SB Registration Statement filing.

(2) Tax fees in 2007 related primarily to advice and assistance with respect to tax compliance matters on the Company's tax returns for the 1998 through 2006 tax year ends.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AAMAXAN TRANSPORT GROUP, INC.

                                         /s/ Marc Juliar

                                         Marc Juliar
                                         Chief Executive Officer and
                                         Chief Financial Officer

Date: March 15, 2007

--------------------------------------------------------------------------------