Form 10QSB
period 2007-04-30
Aamaxan Transport Group, Inc.
filed 2007-06-13
CIK 1358940

================================================================================

     As filed with the Securities and Exchange Commission on June __, 2007.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2007

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

                                  Yes     No
                                      ---    ---

As of April 30, 2007, the issuer had 24,342,957 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                3

ITEM 1. Financial Statements                                                  4

ITEM 2. Management's Discussion and Analysis or Plan of Operation            10

ITEM 3. Controls and Procedures                                              11

Part II - OTHER INFORMATION                                                  11

ITEM 1. Legal Proceedings                                                    11

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          11

ITEM 3. Defaults Upon Senior Securities                                      11

ITEM 4. Submission of Matters to a Vote of Security Holders                  11

ITEM 5. Other Information                                                    11

ITEM 6. Exhibits and Reports on Form 8-K                                     11

Signatures                                                                   12

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


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                C O N T E N T S
                                ---------------



BALANCE SHEET..................................................................4

STATEMENTS OF OPERATIONS.......................................................5

STATEMENTS OF CASH FLOWS.....................................................6-7

NOTES TO FINANCIAL STATEMENTS................................................8-9

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)
                                   -----------
                                 APRIL 30, 2007
                                 --------------




                                     Assets
                                     ------

Current assets:

     Cash                                                           $         -
     Prepaid expenses                                                       886
                                                                    -----------

         Total current assets                                               886
                                                                    -----------

                                                                    $       886
                                                                    ===========





                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                               $     1,269
     Advances from stockholder                                           47,465
                                                                    -----------

         Total current liabilities                                       48,734
                                                                    -----------

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,400,620)
                                                                    -----------
                                                                        (47,848)
                                                                    -----------

                                                                    $       886
                                                                    ===========








    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------



                                                                    Cumulative
                                                                       From
                                       Quarter        Quarter        Inception
                                        Ended          Ended          Through
                                       April 30,      April 30,      April 30,
                                         2007           2006           2007
                                     ------------   ------------   ------------

Revenues                             $          -   $          -   $          -
                                     ------------   ------------   ------------

Operating expense:

   General and administrative               5,564         12,839      7,400,620
                                                -              -              -
                                     ------------   ------------   ------------

Loss from operations                       (5,564)       (12,839)    (7,400,620)
                                     ------------   ------------   ------------

Provision for income taxes                      -              -              -
                                     ------------   ------------   ------------

Net loss                             $     (5,564)  $    (12,839)  $ (7,400,620)
                                     ============   ============   ============

Basic and diluted net loss per
   weighted average common share     $       (.00)  $       (.00)
                                     ============   ============

Weighted average number of common
   shares outstanding                  24,342,957     24,342,957
                                     ============   ============



















    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------



                                                                     Cumulative
                                                                        From
                                        Quarter        Quarter        Inception
                                         Ended          Ended          Through
                                        April 30,      April 30,      April 30,
                                          2007           2006           2007
                                      -----------    -----------    -----------



Cash flows from operating
 activities:

Net loss                              $    (5,564)   $   (12,839)   $(7,400,620)


Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Note payable issued in exchange
    for services                                -              -         43,210
   Common stock issued for services             -              -      5,841,369
   Merger acquisition expense                   -              -      1,468,193
 Changes in assets and liabilities:
     Prepaid expenses                        (573)             -           (886)
     Account payable                       (2,840)        (2,673)         1,269
                                      -----------    -----------    -----------


       Net cash used in operating
        activities                         (8,977)       (15,512)       (47,465)
                                      -----------    -----------    -----------

Cash flows from investing
 activities:

   Investment in ESI                            -              -       (847,466)
                                      -----------    -----------    -----------

       Net cash used in investing
        activities                              -              -       (847,466)
                                      -----------    -----------    -----------

Cash flows from financing
 activities:

   Issuance of preferred stock
    for cash                                    -              -        498,240
   Issuance of common stock
    for cash                                    -              -        349,226
   Advances from stockholder                8,977              -         47,465
                                      -----------    -----------    -----------

       Net cash provided by
        financing activities                8,977              -        894,931
                                      -----------    -----------    -----------

Net change in cash                              -              -              -

Cash at the beginning of period                 -              -              -
                                      -----------    -----------    -----------

Cash at the end of period             $         -    $         -    $         -
                                      ===========    ===========    ===========






    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------





                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------


                                                                     Cumulative
                                                                        From
                                        Quarter        Quarter       Inception
                                         Ended          Ended         Through
                                        April 30,      April 30,      April 30,
                                          2007           2006           2007
                                      -----------    -----------    -----------


Issuance of 18,786,957 common
 stock shares upon conversion
 of convertible note payable
 and accrued interest payable         $         -    $         -    $    43,459































    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


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

Basis of presentation and going concern uncertainty
---------------------------------------------------

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended January 31, 2007 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for this current fiscal quarter are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the fiscal year.

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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

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

At April 30, 2007, another stockholder had advanced $47,465 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

3.     COMMITMENTS AND CONTINGENCIES

As of April 30, 2007, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

                                        AAMAXAN TRANSPORT GROUP, INC.

                                        /s/ Marc Juliar

                                        Marc Juliar
                                        Chief Executive Officer and
                                        Chief Financial Officer

Date: June 11, 2007

--------------------------------------------------------------------------------