Form 10QSB
period 2007-07-31
Aamaxan Transport Group, Inc.
filed 2007-09-13
CIK 1358940

================================================================================

     As filed with the Securities and Exchange Commission on September 13, 2007.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2007

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

                                 Yes ___ No ___

         As of July 31, 2007, the issuer had 24,342,957 shares of Common Stock, $.0001 par value per share outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 4

ITEM 1. Financial Statements                                                   4

ITEM 2. Management's Discussion and Analysis or Plan of Operation             12

ITEM 3. Controls and Procedures                                               13

Part II - OTHER INFORMATION                                                   13

ITEM 1. Legal Proceedings                                                     13

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

ITEM 3. Defaults Upon Senior Securities                                       13

ITEM 4. Submission of Matters to a Vote of Security Holders                   13

ITEM 5. Other Information                                                     13

ITEM 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    14

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements





                          Aamaxan Transport Group, Inc.

                          (A Development Stage Company)


                              Financial Statements

            For the Three and Six Months Ended July 31, 2007 and 2006








                                 C O N T E N T S
                                 ---------------


BALANCE SHEET..................................................................5

STATEMENTS OF OPERATIONS (THREE MONTHS ENDED JUL. 31, 2007 AND 2006)...........6

STATEMENTS OF OPERATIONS (SIX MONTHS ENDED JUL. 31, 2007 AND 2006).............7

STATEMENTS OF CASH FLOWS (SIX MONTHS ENDED JUL. 31, 2007 AND 2006)...........8-9

NOTES TO FINANCIAL STATEMENTS..............................................10-11

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)
                                   -----------
                                  JULY 31, 2007
                                  -------------





                                     Assets
                                     ------

Current assets:

     Cash                                                         $           -
     Prepaid expenses                                                       595
                                                                  --------------
         Total current assets                                               595
                                                                  --------------
                                                                  $         595
                                                                  ==============


                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                             $       1,071
     Advances from stockholder                                           50,403
                                                                  --------------

         Total current liabilities                                       51,474

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 25,000,000
       shares authorized, 24,342,957 shares
       issued and outstanding                                             2,435
     Additional paid-in capital                                       7,350,337
     Deficit accumulated during the development stage                (7,403,651)
                                                                  --------------
                                                                        (50,879)
                                                                  --------------

                                                                  $        595
                                                                  ==============





    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------






                                                                     Cumulative
                                                                        From
                                         Quarter        Quarter      Inception
                                          Ended          Ended        Through
                                         July 31,       July 31,      July 31,
                                           2007           2006          2007
                                      --------------  ------------  ------------

Revenues                              $           -   $         -   $         -
                                      --------------  ------------  ------------

Operating expense:

     General and administrative               3,031         3,537     7,403,651
                                                  -             -             -
                                      --------------  ------------  ------------

Loss from operations                         (3,031)       (3,537)   (7,403,651)
                                      --------------  ------------  ------------

Provision for income taxes                        -             -             -
                                      --------------  ------------  ------------

Net loss                              $      (3,031)  $    (3,537)  $(7,403,651)
                                      ==============  ============  ============
Basic and diluted net loss per
     weighted average common share    $        (.00)  $      (.00)
                                      ==============  ============
Weighted average number of common
     shares outstanding                   24,342,957    24,342,957
                                      ==============  ============








    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------







                                                       Six Months    Six Months
                                                         Ended         Ended
                                                        July 31,      July 31,
                                                          2007          2006
                                                      ------------  ------------

Revenues                                              $         -   $         -
                                                      ------------  ------------

Operating expense:

     General and administrative                             8,595        16,376
                                                                -             -
                                                      ------------  ------------


Loss from operations                                       (8,595)      (16,376)
                                                      ------------  ------------

Provision for income taxes                                      -             -
                                                      ------------  ------------

Net loss                                              $    (8,595)  $   (16,376)
                                                      ============  ============

Basic and diluted net loss per
     weighted average common share                    $      (.00)  $      (.00)
                                                      ============  ============

Weighted average number of common
     shares outstanding                                 24,342,957    24,342,957
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                     Cumulative
                                                                        From
                                        Six Months    Six Months     Inception
                                          Ended          Ended        Through
                                         July 31,       July 31,      July 31,
                                           2007           2006          2007
                                      --------------  ------------  ------------

Cash flows from operating activities:

Net loss                              $      (8,595)  $   (16,376)  $(7,403,651)


Adjustments to reconcile net loss
  to net cash used in operating
  activities:
      Note payable issued in
        exchange for services                     -             -        43,210
      Common stock issued for
        services                                  -             -     5,841,369
      Merger acquisition expense                  -             -     1,468,193
Changes in assets and liabilities:
      Prepaid expenses                         (282)         (733)         (595)
      Account payable                        (3,038)       (2,514)        1,071
                                      --------------  ------------  ------------


           Net cash used in
           operating activities             (11,915)      (19,623)      (50,403)
                                      --------------  ------------  ------------

Cash flows from investing activities:

      Investment in ESI                           -             -      (847,466)
                                      --------------  ------------  ------------

           Net cash used in
           investing activities                   -             -      (847,466)
                                      --------------  ------------  ------------

Cash flows from financing activities:

      Issuance of preferred stock
        for cash                                  -             -       498,240
      Issuance of common stock
        for cash                                  -             -       349,226
      Advances from stockholder              11,915        19,623        50,403
                                      --------------  ------------  ------------

           Net cash provided by
           financing activities              11,915        19,623       897,869
                                      --------------  ------------  ------------

Net change in cash                                -             -             -

Cash at the beginning of period                   -             -             -
                                      --------------  ------------  ------------

Cash at the end of period             $           -   $         -   $         -
                                      ==============  ============  ============





    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------




                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------


                                                                     Cumulative
                                                                        From
                                        Six Months     Six Months    Inception
                                          Ended          Ended        Through
                                         July 31,       July 31,      July 31,
                                           2007           2006          2007
                                      --------------  ------------  ------------


Issuance of 18,786,957 common stock
   shares upon conversion of
   convertible note payable
   and accrued interest payable       $           -   $         -   $    43,459
























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

At July 31, 2007, another stockholder had advanced $50,403 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

3.     COMMITMENTS AND CONTINGENCIES

As of July 31, 2007, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On August 14, 2007, the Company filed a Schedule 14A "Information Required in a Proxy Statement - Schedule 14A Information" announcing a notice of annual meeting of shareholders to be held on September 17, 2007. Shareholders of the Company will be considering and acting on the following matters:

         - To elect one director to serve for the ensuing one-year period or until his successor is elected and qualified;

         - To approve a one for 100 reverse stock split of the outstanding common stock of Aamaxan Transport Group, Inc.;

         - To approve an amendment to the certificate of incorporation to increase the number of shares of authorized common stock from 25,000,000 to 200,000,000; and

         - To transact such other business as may properly come before the meeting and any and all postponements or adjournments thereof.

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

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar

                                            Marc Juliar
                                            Chief Executive Officer and Chief
                                            Financial Officer

Date: September 13, 2007

--------------------------------------------------------------------------------