Form 10QSB
period 2007-10-31
Aamaxan Transport Group, Inc.
filed 2007-12-13
CIK 1358940

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2007

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

                                 Yes      No
                                     ---     ---

         As of October 31, 2007, the issuer had 244,000 shares of Common
                 Stock, $.0001 par value per share outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 4

ITEM 1. Financial Statements                                                   4

ITEM 2. Management's Discussion and Analysis or Plan of Operation             13

ITEM 3. Controls and Procedures                                               14

Part II - OTHER INFORMATION                                                   14

ITEM 1. Legal Proceedings                                                     14

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           14

ITEM 3. Defaults Upon Senior Securities                                       14

ITEM 4. Submission of Matters to a Vote of Security Holders                   14

ITEM 5. Other Information                                                     15

ITEM 6. Exhibits and Reports on Form 8-K                                      15

Signatures                                                                    15

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements





                          Aamaxan Transport Group, Inc.

                          (A Development Stage Company)


                              Financial Statements

          For the Three and Nine Months Ended October 31, 2007 and 2006

                                 C O N T E N T S
                                 ---------------



BALANCE SHEET..................................................................5

STATEMENTS OF OPERATIONS (THREE MONTHS ENDED OCT. 31, 2007 AND 2006)...........6

STATEMENTS OF OPERATIONS (NINE MONTHS ENDED OCT. 31, 2007 AND 2006)............7

STATEMENTS OF CASH FLOWS (NINE MONTHS ENDED OCT. 31, 2007 AND 2006)..........8-9

NOTES TO FINANCIAL STATEMENTS..............................................10-11

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)
                                   -----------
                                OCTOBER 31, 2007
                                ----------------







                                     Assets
                                     ------

Current assets:

     Cash                                                         $           -
     Prepaid expenses                                                       517
                                                                  --------------

         Total current assets                                               517
                                                                  --------------

                                                                  $         517
                                                                  ==============


                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

     Accounts payable                                             $         703
     Advances from stockholder                                           61,856
                                                                  --------------

         Total current liabilities                                       62,559

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 10,000,000
       shares authorized, no shares issued or outstanding                     -
     Common stock, $.0001 par value, 200,000,000
       shares authorized, 244,000 shares
       issued and outstanding                                                24
     Additional paid-in capital                                       7,352,748
     Deficit accumulated during the development stage                (7,414,814)
                                                                  --------------
                                                                        (62,042)
                                                                  --------------

                                                                  $         517
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------





                                                                    Cumulative
                                                                       From
                                       Quarter        Quarter        Inception
                                        Ended          Ended          Through
                                     October 31,    October 31,     October 31,
                                         2007           2006           2007
                                    -------------  -------------  --------------

Revenues                            $           -  $           -  $           -

Operating expense:

     General and administrative            11,163          6,207      7,414,814
                                                -              -              -
                                    -------------  -------------  --------------

Loss from operations                      (11,163)        (6,207)    (7,414,814)
                                    -------------  -------------  --------------

Provision for income taxes                      -              -              -
                                    -------------  -------------  --------------

Net loss                            $     (11,163) $      (6,207) $  (7,414,814)
                                    =============  =============  ==============

Basic and diluted net loss per
     weighted average common share  $        (.05) $        (.03)
                                    =============  =============

Weighted average number of common
     shares outstanding                   244,000        244,000
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------







                                                    Nine Months     Nine Months
                                                      Ended            Ended
                                                    October 31,     October 31,
                                                       2007            2006
                                                   -------------  --------------

Revenues                                           $           -  $           -
                                                   -------------  --------------

Operating expense:

     General and administrative                           19,758         22,583
                                                               -              -
                                                   -------------  --------------

Loss from operations                                     (19,758)       (22,583)
                                                   -------------  --------------

Provision for income taxes                                     -              -
                                                   -------------  --------------

Net loss                                           $     (19,758) $     (22,583)
                                                   =============  ==============

Basic and diluted net income per
     weighted average common share                 $        (.08) $        (.09)
                                                   =============  ==============

Weighted average number of common
     shares outstanding                                  244,000        244,000
                                                   =============  ==============












    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                    Cumulative
                                                                      From
                                     Nine Months    Nine Months     Inception
                                        Ended          Ended         Through
                                     October 31,     October 31,    October 31,
                                        2007            2006           2007
                                    -------------  -------------  --------------

Cash flows from operating
  activities:

Net loss                            $     (19,758) $     (22,583) $  (7,414,814)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Note payable issued in
     exchange for services                      -              -         43,210
    Common stock issued for
     services                                   -              -      5,841,369
    Merger acquisition expense                  -              -      1,468,193
  Changes in assets and liabilities:
        Prepaid expenses                     (204)          (479)          (517)
        Account payable                    (3,406)           232            703
                                    -------------  -------------  --------------

          Net cash used in
          operating activities            (23,368)       (22,830)       (61,856)
                                    -------------  -------------  --------------

Cash flows from investing
  activities:

      Investment in ESI                         -              -       (847,466)
                                    -------------  -------------  --------------

          Net cash used in
          investing activities                  -              -       (847,466)
                                    -------------  -------------  --------------

Cash flows from financing activities:

      Issuance of preferred stock
        for cash                                -              -        498,240
      Issuance of common stock
        for cash                                -              -        349,226
      Advances from stockholder            23,368         22,830         61,856
                                    -------------  -------------  --------------

          Net cash provided by
          financing activities             23,368         12,830        909,322
                                    -------------  -------------  --------------

Net change in cash                              -              -              -

Cash at the beginning of period                 -              -              -
                                    -------------  -------------  --------------

Cash at the end of period           $           -  $           -  $           -
                                    =============  =============  ==============





    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------





                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------


                                                                    Cumulative
                                                                      From
                                     Nine Months     Nine Months    Inception
                                        Ended         Ended          Through
                                     October 31,    October 31,     October 31,
                                        2007           2006            2007
                                    -------------  -------------  --------------

Issuance of 18,787 common stock
  shares upon conversion of
  convertible note payable
  and accrued interest payable      $           -  $           -  $      43,459

























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

Development stage activities
----------------------------

The Company has not conducted any substantial business operations since its inception. Accordingly, all of the Company's operating results and cash flows are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

2.    RELATED PARTY TRANSACTIONS

Since September 2, 2005, Marc Juliar is the sole director and president of the Company and he currently owns 141,870 shares of common stock or 58.1% of the Company's outstanding shares.

At October 31, 2007, another stockholder had advanced $61,856 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

3.    COMMITMENTS AND CONTINGENCIES

As of October 31, 2007, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

4.    COMMON STOCK

On September 17, 2007, the Company announced a 1-for-100 reverse stock split which was authorized at its annual meeting of stockholders held on September 17, 2007. The Company began trading on a split adjusted basis on October 9, 2007 under the new symbol "AAXT.OB." Common share amounts have been retroactively restated to reflect the reverse stock split. Total common shares issued and outstanding upon completion of the reverse stock split are 244,000.

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

The Company is considered a "shell company" as it has no or nominal operations. During the years ending January 31, 1999 and 2000, the Company attempted to acquire certain companies and assets. Although acquisition agreements were executed, shares of common stock were issued and only partially cancelled and funds advanced, these acquisitions did not close and the acquisitions were written off. The Company was dormant from mid-2000 until recently.

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

Background

The Company is considered a development stage company with no assets or capital and with no operations or income. The costs and expenses associated with the recent operations of the Company have been paid for by shareholders of the Company.

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

Reverse Stock Split

On September 17, 2007, the Company announced a 1-for-100 reverse stock split which was authorized at its annual meeting of stockholders held on September 17, 2007. The Company began trading on a split adjusted basis on October 9, 2007 under a new symbol "AAXT.OB." Total common shares issued and outstanding upon completion of the reverse stock split are 244,000.

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

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On September 17, 2007, the Company held its annual meeting of stockholders and acted on the following matters:

         - Elected one director to serve for the ensuing one-year period or until his successor is elected and qualified;
         - Approved a one for 100 reverse stock split of the outstanding common stock of Aamaxan Transport Group, Inc.; and
         - Approved an amendment to the certificate of incorporation to increase the number of shares of authorized common stock from 25,000,000 to 200,000,000.

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

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar

                                            Marc Juliar
                                            Chief Executive Officer and Chief
                                            Financial Officer

Date: December 12, 2007

--------------------------------------------------------------------------------