Form 10KSB
period 2008-01-31
Aamaxan Transport Group, Inc.
filed 2008-03-17
CIK 1358940

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
     1934

          For the fiscal year ended January 31, 2008

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

                                  Yes X No ___

The issuer's revenues for the fiscal year ended January 31, 2008 were $0.

As of March 7, 2008, the aggregate market value of issuer's voting stock held by non-affiliates was $224,686 based on the last sale price at which the common equity was sold at $2.20, as reported on the OTC Bulletin Board.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes ___ No ___

As of January 31, 2008, the issuer had 244,000 shares of Common Stock, $.0001 par value per share outstanding.

                  Documents Incorporated By Reference:    None

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS

PART I

ITEM 1. Description of Business                                              4

ITEM 2. Description of Property                                              8

ITEM 3. Legal Proceedings                                                    8

ITEM 4. Submission of Matters to a Vote of Security Holders                  9

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters             9

ITEM 6. Management's Discussion and Analysis or Plan of Operation            9

ITEM 7. Financial Statements                                                11

ITEM 8. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure                                                    26

ITEM 8A. Controls and Procedures                                            26

ITEM 8B. Other Information                                                  26

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons
and Corporate Governance; Compliance with Section 16(a) of the
Exchange Act                                                                26

ITEM 10. Executive Compensation                                             27

ITEM 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters                                  28

ITEM 12. Certain Relationships and Related Transactions, and
Director Independence                                                       28

ITEM 13. Exhibits                                                           29

ITEM 14. Principal Accountant Fees and Services                             29

Signatures                                                                  29

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

Competition

The Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's current lack of funds and capital resources, it may be difficult to successfully compete with these other companies.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's stock is currently listed on the Over the Counter Bulletin Board ("OTC-BB") market under the symbol "AAXT". No shares of the Company's common stock have previously been registered with the Commission or any state securities agency or authority. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

On September 17, 2007, the Company held its annual meeting of stockholders and approved a one for 100 reverse stock split of the outstanding common stock of the Company which was implemented on October 9, 2007. Common share amounts have been restated to reflect the reverse stock split.

As of November 27, 2007, there were 168 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees such as the Depository Trust Company (DTC) or Cede & Company. The following table shows the high and low bid prices of the Company's common stock as reported by the OTC-BB or the Pink Sheets for the periods indicated, and adjusted for the reverse split described above.

                            High       Low

Fiscal 2007

     First Quarter         $2.00      $0.05
     Second Quarter        $2.00      $0.90
     Third Quarter         $2.00      $0.80
     Fourth Quarter        $1.50      $1.20

Fiscal 2008

     First Quarter         $4.00      $1.30
     Second Quarter        $4.20      $2.50
     Third Quarter         $4.00      $2.20
     Fourth Quarter        $2.20      $2.10

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Sales of Unregistered Securities

None.

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

As of the date hereof, the Company has not made any definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

             Report of Independent Registered Public Accounting Firm

                  For the Years Ended January 31, 2008 and 2007

                                 C O N T E N T S
                                 ---------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..................13

BALANCE SHEET.............................................................14

STATEMENTS OF OPERATIONS..................................................15

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..............................16-18

STATEMENTS OF CASH FLOWS..................................................19-20

NOTES TO FINANCIAL STATEMENTS.............................................21-25

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
Aamaxan Transport Group, Inc.
Toronto, Ontario

We have audited the accompanying balance sheet of Aamaxan Transport Group, Inc., (a development stage company) (the "Company") as of January 31, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended January 31, 2008 and for the period June 3, 1998 (inception) through January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aamaxan Transport Group, Inc. at January 31, 2008, and the results of its operations and cash flows for each of the years in the two year period ended January 31, 2008 and for the period June 3, 1998 (inception) through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no significant assets or working capital as of January 31, 2008, a significant deficit accumulated during the development stage and has no business operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
March 14, 2008

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                JANUARY 31, 2008
                                ----------------



                                     Assets
                                     ------

Current assets:

   Cash                                                           $          -
   Prepaid expenses                                                         282
                                                                  --------------

       Total current assets                                                 282
                                                                  --------------

                                                                  $         282
                                                                  ==============



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:

   Accounts payable                                               $      12,129
   Advances from stockholder                                             61,856
                                                                  --------------

       Total current liabilities                                         73,985
                                                                  --------------

Stockholders' equity (deficit):

   Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued or outstanding                       -
   Common stock, $.0001 par value, 200,000,000
     shares authorized, 244,000 shares
     issued and outstanding                                                  24
   Additional paid-in capital                                         7,352,748
   Deficit accumulated during the development stage                  (7,426,475)
                                                                  --------------

       Total stockholders' equity (deficit)                             (73,703)
                                                                  --------------

                                                                  $         282
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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                    Cumulative
                                                                      From
                                                                    Inception
                                  Year Ended       Year Ended        Through
                                  January 31,      January 31,      January 31,
                                     2008             2007             2008
                                --------------   --------------   --------------

Revenues                        $            -   $            -   $           -
                                --------------   --------------   --------------

Operating expense:

   General and administrative           31,418           30,433       7,426,475


Loss from operations                   (31,418)         (30,433)     (7,426,475)

Provision for income taxes                   -                -               -
                                --------------   --------------   --------------

Net loss                        $      (31,418)  $      (30,433)  $  (7,426,475)
                                ==============   ==============   ==============

Basic and diluted net loss
   per weighted average
   common share                 $         (.13)  $         (.12)
                                ==============   ==============

Weighted average number of
   common shares outstanding           244,000          244,000
                                ==============   ==============



    The accompanying notes are an integral part of the financial statements.


                                    AAMAXAN TRANSPORT GROUP, INC.
                                    -----------------------------
                                    (A DEVELOPMENT STAGE COMPANY)
                                    -----------------------------
                             STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                             -------------------------------------------
                  FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2008
                  ----------------------------------------------------------------


                            Preferred Stock     Common Stock   Additional
                            ---------------    --------------   Paid-In    Accumulated
                             Shares  Amount    Shares  Amount   Capital      Deficit       Total
                            -------  ------    ------  ------  ----------  -----------  -----------
Issuance of common stock
  in exchange for
  organizational services         -  $    -       833  $    -  $      480  $         -  $       480

Issuance of common stock
  in attempted merger with
  ESI                             -       -     3,079       -     620,727            -      620,727

Issuance of common stock
  for services at $3,374
  per share                       -       -        18       -      61,312            -       61,312

Issuance of common stock
  for cash                        -       -       103       -     349,226            -      349,226

Issuance of convertible
  preferred stock for
  cash in private
  placement transaction         500      50         -       -     498,190            -      498,240

Conversion of preferred
  stock for common stock       (150)    (15   )   211       -          15            -            -

Issuance of common stock
  for accrued rent at
  $3000 per share                 -       -        19       -      57,856            -       57,856

Net loss                          -       -         -       -           -     (129,775)    (129,775)
                            -------  ------    ------  ------  ----------  -----------  -----------

Balance at January 31,
1999                            350      35     4,263       -   1,587,806     (129,775)   1,458,066




              The accompanying notes are an integral part of the financial statements.


                                    AAMAXAN TRANSPORT GROUP, INC.
                                    -----------------------------
                                    (A DEVELOPMENT STAGE COMPANY)
                                    -----------------------------
                             STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                             -------------------------------------------
                  FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2008
                  ----------------------------------------------------------------


                            Preferred Stock     Common Stock   Additional
                            ---------------    --------------   Paid-In    Accumulated
                             Shares  Amount    Shares  Amount   Capital      Deficit       Total
                            -------  ------    ------  ------  ----------  -----------  -----------
Issuance of common stock
  in exchange for
  services at $2,591 per
  share                           -       -        37       -      95,000            -       95,000

Issuance of common stock
  in exchange for services
  at $1,140 per share             -       -        16       -      17,972            -       17,972

Conversion of preferred
  stock for common stock       (200)    (20)      539       -          20            -            -

Issuance of common stock
  in exchange for
  services at $3,000 per
  share                           -       -         3       -      10,000            -       10,000

Common stock issued as an
  adjustment of prior
  year shares issued in
  exchange for services           -       -        31       -           -            -            -

Net loss                          -       -         -       -           -     (131,000)    (131,000)
                            -------  ------    ------  ------  ----------  -----------  -----------

Balance at January 31,
2000                            150      15     4,889       -   1,710,798     (260,775)   1,450,038

Conversion of preferred
stock for common stock         (150)    (15)    2,500       -          15            -            -

Issuance of common stock
  in exchange for
  services at $45 per
  share                           -       -     1,170       -      52,500            -       52,500



              The accompanying notes are an integral part of the financial statements.

                                    AAMAXAN TRANSPORT GROUP, INC.
                                    -----------------------------
                                    (A DEVELOPMENT STAGE COMPANY)
                                    -----------------------------
                             STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
                             -------------------------------------------
                  FOR THE PERIOD JUNE 3, 1998 (INCEPTION) THROUGH JANUARY 31, 2008
                  ----------------------------------------------------------------


                            Preferred Stock    Common Stock   Additional
                            ---------------   ---------------   Paid-In    Accumulated
                             Shares  Amount    Shares  Amount   Capital      Deficit       Total
                            -------  ------   -------  ------  ----------  -----------  -----------

Issuance of common stock
  in exchange for
  services at $118 per
  share                           -       -    47,000       5   5,545,995            -    5,546,000

Net loss                          -       -         -       -           -   (7,048,538)  (7,048,538)
                            -------  ------   -------  ------  ----------  -----------  -----------

Balance at each of the
  years ended
  January 31, 2001, 2002,
  2003, 2004 and 2005             -       -    55,559       5   7,309,308   (7,309,313)           -

Issuance of common stock
  upon conversion of note
  payable and accrued
  interest                        -       -   188,441      19      43,440            -       43,459

Net loss                          -       -         -       -           -      (55,311)     (55,311)
                            -------  ------   -------  ------  ----------  -----------  -----------

Balance at January 31, 2006       -       -   244,000      24   7,352,748   (7,364,624)     (11,852)

Net loss                          -       -         -       -           -      (30,433)     (30,433)
                            -------  ------   -------  ------  ----------  -----------  -----------

Balance at January 31, 2007       -       -   244,000      24   7,352,748   (7,395,057)     (42,285)

Net loss                          -       -         -       -           -      (31,418)     (31,418)
                            -------  ------   -------  ------  ----------  -----------  -----------

Balance at January 31, 2008       -  $    -   244,000  $   24  $7,352,748  $(7,426,475) $   (73,703)
                            =======  ======   =======  ======  ==========  ===========  ===========



              The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                    Cumulative
                                                                      From
                                                                    Inception
                                  Year Ended       Year Ended        Through
                                  January 31,      January 31,      January 31,
                                     2008             2007             2008
                                --------------   --------------   --------------

Cash flows from operating
  activities:

Net loss                        $      (31,418)  $      (30,433)  $  (7,426,475)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
      Note payable issued in
        exchange for services                -                -          43,210
      Common stock issued for
        services                             -                -       5,841,369
      Merger acquisition
        expense                              -                -       1,468,193
Changes in assets and
  liabilities:
      Prepaid expenses                      31             (313)           (282)
      Account payable                    8,020           (1,612)         12,129
                                --------------   --------------   --------------

         Net cash used in
         operating activities          (23,367)        (32,358)         (61,856)
                                --------------   --------------   --------------

Cash flows from investing
  activities:

      Investment in ESI                      -                -        (847,466)
                                --------------   --------------   --------------

         Net cash used in
         investing activities                -                -        (847,466)
                                --------------   --------------   --------------

Cash flows from financing
  activities:

      Issuance of preferred
        stock for cash                       -                -         498,240
      Issuance of common stock
        for cash                             -                -         349,226
      Advances from stockholder         23,367           32,358          61,856
                                --------------   --------------   --------------

         Net cash provided by
         financing activities           23,367           32,358         909,322
                                --------------   --------------   --------------

Net change in cash                           -                -               -

Cash at the beginning of period              -                -               -
                                --------------   --------------   --------------

Cash at the end of period       $            -   $            -   $           -
                                ==============   ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                           AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                        Supplemental Schedule of Non-Cash
                        ---------------------------------
                       Investing and Financing Activities
                       ----------------------------------

                                                                    Cumulative
                                                                      From
                                                                    Inception
                                  Year Ended       Year Ended        Through
                                  January 31,      January 31,      January 31,
                                     2008             2007             2008
                                --------------   --------------   --------------


Issuance of 18,787 common
  stock shares upon conversion
  of convertible note payable
  and accrued interest payable  $            -   $            -   $      43,459































    The accompanying notes are an integral part of the financial statements.

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Aamaxan Transport Group, Inc. (the Company) was incorporated on June 3, 1998 under the laws of the State of Delaware under the name Worthington Venture Fund, Inc. (WD). On August 14, 1998, WD changed its name to Admax Technology, Inc. (Admax). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc., a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc. Its primary activities through January 31, 2008 have been the attempted acquisition of interests in the trucking industry (Note 2). The Company was completely dormant from mid-2000 to mid-2005 although there were two changes in control of the Company's outstanding common stock shares (Note 2).

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

Development stage activities
----------------------------

The Company has not conducted any significant business operations since its inception. Accordingly, all of the Company's operating results and cash flows are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

Cash and cash flows
-------------------

For purposes of the statements of cash flows, cash includes demand deposits and time deposits and other highly liquid investments with original maturities of less than three months. The Company had no cash at the end of January 31, 2008 and 2007. Also, for the years ended January 31, 2008 and 2007 and for the period June 3, 1998 (inception) through January 31, 2008, no payments of interest or taxes were made.

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

Reverse stock split
-------------------

On July 28, 2000, the Company completed a reverse split of its common stock at a ratio of 1 share of common stock for every 30 shares of common stock issued and outstanding. On September 17, 2007, the Company completed a reverse split of its common stock at a ratio of 1 share of common stock for every 100 shares of common stock issued and outstanding. All per share amounts referenced in the accompanying financial statements have been retroactively adjusted for the reverse stock split.

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

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


2.       CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 210,000,000 shares of stock, 10,000,000 of which have been designated as preferred shares with a par value per share of $.001 and 200,000,000 of which have been designated as common shares with a par value per share of $.0001.

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

Changes in control
------------------

On August 10, 2000, the Company issued 47,000 common stock shares in exchange for services effecting a change of control of the Company. On July 5, 2005, the Company issued 188,441 common stock shares upon conversion of a note payable effecting another change of control of the Company.

Preferred stock
---------------

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. In December 1998, the Company raised $498,240 of equity capital, net of related costs, through the issuance of 500 shares of preferred stock. In connection with this issuance, the Company designated 1,000 of these shares as Series A Convertible Preferred Stock. Each share had a stated value of $1,000 and was convertible at the holder's option anytime after issuance into shares of the Company's common stock based on a conversion price equal to the lesser of (a) $70 or (b) 65% of the average market price per common share for the five trading days immediately preceding the date of conversion. The preferred shares also paid an annual 2.0% cumulative dividend payable quarterly and upon conversion. In addition, attached to each share was one warrant to purchase one share of common stock at the above conversion price. The warrants expired on December 31, 2001.

During the years ended January 31, 2001, 2000 and 1999, 150, 200 and 150, respectively, of these shares were converted into 2,500, 539 and 211, respectively, common stock shares. As of January 31, 2008, there were no shares of preferred stock issued and outstanding and no other series, rights or privileges had been designated with respect to the Company's preferred stock.

Common stock
------------

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock. Each share contains one voting right and the right to dividends if and when declared by the Board of Directors.

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

At January 31, 2008, another stockholder had advanced $61,856 (2007 - $38,489) to the Company by directly paying certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

4.       COMMITMENTS AND CONTINGENCIES

As of January 31, 2008, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

5.       INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2008, the Company had a deferred tax asset totaling approximately $2,525,000 (2007 - $2,515,000), which relates to the Company's cumulative net start-up costs totaling approximately $7,426,000 (2007 - $7,395,000), which will expire through 2028. This deferred tax asset has been fully offset by a valuation allowance. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change," the Company's ability to utilize the net operating losses could be reduced.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended January 31, 2008 and 2007 and for the period June 3, 1998 (inception) through January 31, 2008 is as follows:

                          AAMAXAN TRANSPORT GROUP, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                   Cumulative
                                                                      From
                                                                    Inception
                                  Year Ended       Year Ended        Through
                                  January 31,      January 31,      January 31,
                                     2008             2007             2008
                                --------------   --------------   --------------

Tax benefit computed at
  statutory rate                $      (10,682)  $      (10,347)  $  (2,525,002)

Increase in valuation
  allowance                             10,682           10,347       2,525,002
                                --------------   --------------   --------------

                                $            -   $            -   $           -
                                ==============   ==============   ==============


The Company uses the accrual method of accounting for income tax reporting purposes. At January 31, 2008 and 2007, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.

                                                   January 31,     January 31,
                                                       2008            2007
                                                 --------------   --------------
         Deferred tax asset:

           Net operating loss carry forward      $    2,525,002   $   2,514,320

           Less valuation allowance                  (2,525,002)     (2,514,320)
                                                 --------------   --------------

           Net deferred tax asset                $            -   $           -
                                                 ==============   ==============

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Marc Juliar, the Company's CEO and CFO, has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Marc Juliar concluded that the Company's disclosure controls and procedures are effective at January 31, 2008. There have been no changes in the Company's internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of January 31, 2008 based on the control criteria established in a report entitled Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company has concluded that the Company's internal control over financial reporting is effective as of January 31, 2008.

ITEM 8B. Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name             Age       Position
-------------------------------------------------

Marc Juliar      30        President and Director

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company's knowledge, as of January 31, 2008, with respect to each person known to own directly and/or beneficially more than 5% of the Common Capital Stock of the Company, each director and officer and all directors and officers as a group. As of January 31, 2008, there were a total of 244,000 common shares issued and outstanding.

Title of      Name and Address         Amount and Nature of         Percent
Class        of Beneficial Owner       Beneficial Ownership        of Class
--------------------------------------------------------------------------------
Common        Marc Juliar (1)               141,870                   58.1%
Capital
Shares

All directors, officers and
persons owning more than 5%                 141,870                   58.1%
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

During the past two fiscal years, a stockholder of the Company advanced $61,856 to the Company by paying directly certain operating expenses. These funds are non-interest bearing, unsecured and payable upon demand as funds become available.

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

ITEM 13. Exhibits

         3.1 Certificate of Incorporation of the Company, as amended, filed September 25, 2007

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

ITEM 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Turner, Stone & Company, L.L.P. for the audit of the Company's financial statements as of and for the years ended January 31, 2008 and 2007 and fees billed for other services rendered by Turner, Stone & Company, L.L.P. during those periods.

                                       Years Ended
                                     2008       2007
                                    ------------------

Audit Fees                          $7,500      $7,767
Audit related fees (1)              $5,630      $9,355
Tax Fees (2)                        $2,100      $4,775

(1) Audit related fees are for assurance related services. In 2008, these fees related primarily to quarterly reviews.

(2) Tax fees in 2008 related primarily to advice and assistance with respect to tax compliance matters on the Company's tax returns for the 2007 and 2008 tax year ends.


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

                                            AAMAXAN TRANSPORT GROUP, INC.

                                            /s/ Marc Juliar

                                            Marc Juliar
                                            Chief Executive Officer and Chief
                                            Financial Officer

Date: March 14, 2008

--------------------------------------------------------------------------------