Form 10-Q
period 2008-03-31
Aamaxan Transport Group, Inc.
filed 2008-05-20
CIK 1358940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No.  000-51911

AAMAXAN TRANSPORT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5772205
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Suite 6B, 1440 Hongqiao Road
Changning District
Shanghai
People's Republic of China 200336
(Address of principal executive offices)

(011) 86-215-080-5789
(Registrant's telephone number, including area code)

Former fiscal year: February 1 - January 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at May 19, 2008 was 15,991,812.

AAMAXAN TRANSPORT GROUP, INC.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 6.	Exhibits	34

Signatures

Exhibits/Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AAMAXAN TRANSPORT GROUP, INC.

REVIEWED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US dollars)(Unaudited)

AAMAXAN TRANSPORT GROUP, INC.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS 3	1 - 2

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY 5	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 7 - 10	7 - 24

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)(Unaudited)

	Note	March 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents		$3,527,410	$2,299,772
Accounts receivable, net	4	3,506,494	2,408,223
Subscription receivables	5	386,458	371,035
Other receivables	6	289,059	197,435
Inventories	7	1,879,836	1,206,676
Advances to suppliers		464,794	1,125,088
Prepayments		40,104	1,368
Current portion of long term
prepayments	10	1,424,055	1,367,222

Total current assets		$11,518,210	$8,976,819
Due from directors	8	50,708	7,206
Goodwill arising from acquisition		42,332	40,643
Deposit for an unlisted investment	9	854,433	820,333
Long term prepayments	10	3,655,075	3,851,009
Plant and equipment, net	11	194,699	184,330
Intangible assets, net	12	5,083,877	5,023,174

TOTAL ASSETS		$21,399,334	$18,903,514

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$2,600,701	$2,538,964
Due to a shareholder	13	56,962	54,689
Customers’ deposits		20,487	49,325
Accruals		326,105	316,545
Other payables	14	668,628	719,172
Income tax payable		803,392	909,579

Total current liabilities		$4,476,275	$4,588,274

TOTAL LIABILITIES		$4,476,275	$4,588,274

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)(Unaudited)

	Note	March 31, 2008	December 31, 2007

Commitments and contingencies	18	$-	$-

Minority interests		$217,227	$217,715

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value
10,000,000 share authorized ;
no shares issued or outstanding		$-	$-
Common stock - $0.0001 par value
200,000,000 shares authorized;		1,523	1,499
15,235,812 and 14,991,812 shares
outstanding respectively
Additional paid-in capital		7,941,013	588,265
Statutory reserves		2,529,527	2,529,527
Retained profits		4,628,096	10,085,066
Accumulated other comprehensive
income		1,605,673	893,168

		$16,705,832	$14,097,525

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$21,399,334	$18,903,514

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARHC 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Note	Three months ended March 31,
		2008	2007

Net revenues	16	$10,190,623	$7,942,576
Cost of sales		(6,460,885)	(4,875,294)

Gross profit		$3,729,738	$3,067,282
Selling expenses		(632,834)	(168,479)
General and administrative expenses		(346,317)	(311,562)

Income from operation		$2,750,587	$2,587,241
Loss on disposal of fixed assets		(1,347)	-
Interest income		6,675	739

Income from continuing operation before
income taxes		$2,755,915	$2,587,980
Income taxes	17	(786,208)	(853,807)

Net income before minority interests		$1,969,707	$1,734,173
Minority interests		488	(1,607)

Net income		$1,970,195	$1,732,566
Other comprehensive income:
Foreign currency translation
adjustment		712,505	213,309

Comprehensive income		$2,682,700	$1,945,875

Basic and diluted earnings per share	15	$0.13	$0.12

Basic and diluted weighted
average share outstanding	15	15,235,812	14,991,812

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND THREE-MOHTS ENDED MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

								Accumulated
			Series A convertible		Additional			other
	Common stock		preferred stock		paid-in	Statutory	Retained	comprehensive
	No. of		No. of		capital	reserves	earnings	income	Total
	share	Amount	share	Amount
Balance, January 1,	14,991,812	$1,499	-	$-	$233,804	$1,394,556	$5,961,705	$269,473	$7,861,037
2007
Net income	-	-	-	-	-	-	7,227,560	-	7,227,560
Contribution from
shareholders	-	-	-	-	354,461	-	-	-	354,461
Appropriations to
statutory reserves	-	-	-	-	-	1,134,971	(1,134,971)	-	-
Dividends	-	-	-	-	-	-	(1,969,228)	-	(1,969,228)
Foreign currency
translation	-	-	-	-	-	-	-	623,695	623,695

Balance, December
31, 2007	14,991,812	$1,499	-	$-	$588,265	$2,529,527	$10,085,066	$893,168	$14,097,525

Balance, January
1, 2008	14,991,812	$1,499	-	$-	$588,265	$2,529,527	$10,085,066	$893,168	$14,097,525
Net income	-	-	-	-	-	-	1,970,195	-	1,970,195
Reverse
acquisition	244,000	24	-	-	7,352,748	-	(7,427,165)	-	(74,393)
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	712,505	712,505

Balance, March 31,
2008	15,235,812	$1,523	-	$-	$7,941,013	$2,529,527	$4,628,096	$1,605,673	$16,705,832

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,970,195	$1,732,566
Depreciation	8,000	6,819
Amortization	493,333	136,077
Minority interests	(488)	1,607
Loss on disposal of fixed assets	1,347	-
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Accounts receivable	(976,816)	(506,487)
Other receivables	(81,632)	61,328
Inventories	(609,675)	(247,645)
Advances to suppliers	691,938	2,678
Prepayments	(37,852)	(37,092)
Accounts payable	(42,866)	585,989
Notes payables	-	101,923
Customers’ deposits	(30,228)	(136,346)
Accruals	(3,522)	(6,647)
Other payables	(78,718)	(952,425)
Income tax payable	(140,917)	(69,700)

Net cash provided by operating activities	$1,162,099	$672,645

Cash flows from investing activities
Acquisition of a subsidiary	$-	$(433,064)
Purchase of plant and equipment	(11,995)	-
Amount paid to a director	(42,279)	230,395

Net cash used in investing activities	$(54,274)	$(202,669)

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from financing activities
Bank borrowings	$-	$128,678
Payables to holding company	-	70,773
Dividend payables	-	1,286,776
Dividend paid	-	(1,930,164)

Net cash used in by financing activities	$-	$(443,937)

Net cash and cash equivalents sourced	$1,107,825	$26,039

Effect of foreign currency translation on cash
and cash equivalents	119,813	260,734

Cash and cash equivalents-beginning of year	2,299,772	1,896,853

Cash and cash equivalents-end of year	$3,527,410	$2,183,626

Supplementary cash flow information:
Interest received	$6,675	$739
Tax paid	786,208	853,807

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Aamaxan Transport Group,Inc. (the Company) was incorporated on June 3, 1998 under the laws of the State of Delaware under the name Worthington Venture Fund, Inc. (WD). On August 14, 1998, WD changed its name to Admax Technology, Inc.(Admax). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc., a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc. Its primary activities through January 31, 2008 have been the attempted acquisition of interests in the trucking industry. The Company was completely dormant from mid-2000 to mid-2005 although there were two changes in control of the Company's outstanding common stock shares.

On April 4, 2008, the Company entered into a stock purchase agreement with Kamick Assets Limited (“KAL”), a British Virgin Island company, and our then-current director Marc Juliar, pursuant to which, for a purchase price of $585,000 in cash, KAL acquired from Mr. Juliar 65,428 shares of the Company’s Common Stock and the right to nominate all members of the Company’s board. Pursuant to this agreement, the Company’s former sole director and officer resigned from his executive positions effective April 15, 2008, and resigned as a director effective ten days after a Form 14F-1 is filed with the SEC and distributed to the Company’s shareholders. Since April 15, 2008 Mr. Chen Zhong has been serving as our Chairman and Chief Executive Officer and Ms. Michelle Zhao has been serving as the Company’s Chief Financial Officer. Mr. Chen Zhong holds an option to buy a 100% ownership interest in KAL. Messrs. Chen Zhong and Ms. Zhao each hold similar management positions at KAL, Anhante (Beijing) Medical Technology Co., Ltd (“ABMT”) and Shanghai Medical Technology Co., Ltd. (“SMTL” or “Shanghai Medical”).

On April 15, 2008, the Company consummated a share exchange transaction with KAL, in which the Company exchanged 14,991,812 shares of the Company’s common stock, par value $0.0001 per share, for all of the issued and outstanding stock of Asia Business Management Group Limited (“ABM”) held by KAL. As a result of the share exchange transaction, ABM became the Company’s wholly-owned subsidiary, and ABMT became the Company’s indirectly wholly-owned subsidiary.

SMTL was established in Shanghai of the People’s Republic of China (the PRC) as a limited company on June 28, 2005. SMTL operates through itself and two subsidiaries located in Mainland China: Shanghai Vantage Pharmaceutical Technology Co., Ltd (Vantage) and Shanghai Pharmaceutical & Hemo-tech International Co., Ltd (Hemo).

Vantage was established in Shanghai of the People’s Republic of China (the PRC) as a limited company on May 28, 2004.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

In May, 2004, Chen Zhong entered into the trust agreements with Sun Guang and Che Yingqian, which provided that Chen Zhong should consign Sun Guang and Che Yingqian as the registered shareholders to respectively holding 33% and 28% equity interests of Vantage on behalf of him, and Sun Guang and Che Yingqian would not enjoy the corresponding shareholders’ rights unless with the written authorization from Chen Zhong.

The SMTL and Chen Zhong signed the Consignment Agreement which stipulated that Chen Zhong should consign all its 95% equity interests in Vantage to the SMTL, and the SMTL should have the right to receive dividends and dispose of such consigned equity interests.

Chen Zhong executed the Equity Transfer Agreement with Sun Guang and Chen Yingqian on November 26, 2007, in which Sun Guang and Chen Yingqian should respectively transfer 33% and 28% equity in Vantage to Chen Zhong.

On the same day, the Shareholders’ General Meeting made a resolution for approval of the aforesaid equity transfer, and the Articles of Association of Vantage were revised accordingly.

Vantage had registered and filed the equity transfer and its revised Articles of Association with the relevant industry and commerce authority. On December 3rd, 2007, Shanghai Administration Bureau of Industry and Commerce, Changning Branch issued new Business License to SMTL.

Hemo was established in Shanghai of the People’s Republic of China (the PRC) as a limited company on August 7, 2001.

On January 23, 2007, the Shareholders’ Meeting of Hemo passed the resolution that China National Medical Equipment Corporation (the “China Equipment”) could duly transfer its 81.6% of the equity interests in Hemo to the Company.

On February 5, 2007, China National Medical Equipment Corporation and SMTL signed the Equity Transfer Agreement for the aforesaid equity interest transfer.

On February 13th, 2007, China Beijing Equity Exchange issued the equity exchange voucher to execute the aforementioned transfer.

The Articles of Association of Hemo were revised with respect to the aforesaid equity transfer, and Hemo registered and filed the revised Articles of Association with the relevant industry and commerce authority. Accordingly, SMTL became the holding company of Hemo.

SMTL is the holding company of, Vantage and Hemo through the aforesaid group restructuring.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

On June 11, 2007, there was a reduction of registered capital by Shanghai Xinhui Science & Technology Investment Co., Ltd. of RMB 500,000, and the SMTL effective holding percentage of equity interests of Hemo jumped from 81.6% to 84.84%.

The Company and its subsidiary (hereinafter, collectively referred to as “the Group”) are engaged in the technical development, transfer, consulting and servicing of pharmaceutical and medical appliance, and the selling of diagnosis products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

b)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Principles of consolidation

The consolidated financial statements are presented in US Dollars. All significant inter-company balances and transactions are eliminated in the consolidation.

The following table depicts the identity of the subsidiaries

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital	Common stock
Asia Business Management Group Limited	BVI/ Aug 12, 1999	100%	-	$3

Anhante (Beijing) Medical Technology Co., Ltd	PRC/ Jan 23, 2008	100%	$8,000,000

*Shanghai Medical Technology Co., Ltd	PRC/ June 28, 2005	100%	RMB6,300,000	-

*Shanghai Vantage Pharmaceutical Technology Co., Ltd	PRC/ May 28, 2004	95%	RMB1,000,000	-

*Shanghai Pharmaceutical & Hemo-tech International Co., Ltd	PRC/ Aug 7, 2001	84.84%	RMB12,600,000	-

*They are variable interests entities.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

e)	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Machinery and equipment	5-10 years
Office equipment	5 years
Motor vehicles	8 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

f)  Intangible assets

Intangible assets represent patent rights in the PRC. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)  Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting years, there was no impairment loss incurred.

h)  Inventories

Inventories comprise merchandise purchased for resale and are stated at lower of cost and net realizable value. Cost of merchandise, representing the purchase cost, is calculated on the weighted average basis. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses.

i)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers in considering with a variety of factors, including the length of past due, significant one-time events and the company’s historical experience. Bad debts are written off as incurred.

j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Three months ended	7.0222	-	7.7410
RMB : USD exchange rate
Average three months ended	7.1757	-	7.7714
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

l)	Revenue recognition

Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectibility is reasonably assured.

Customers do not have a general right of return on products delivered

m)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $53,628 and $21,239 respectively.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the three months ended March 31, 2008 and 2007 were $8,955 and nil respectively.

o)	Retirement benefit plans

The employees of the Group are members of a state-managed retirement benefit plan operated by the government of the PRC. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $36,822 and $28,284 respectively.

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% and 33% for 2008 and 2007 respectively.

p)	Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

q)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC. Total cash in these banks at March 31, 2008 and December 31, 2007 amounted to $3,527,410 and $2,299,772 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Company has not experienced any losses in such accounts and believes the risk on its cash in bank accounts is very low.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)	Statutory reserves

Statutory reserves are referred to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.
s)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

t)	Recent accounting pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Group does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110(“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Group’s consolidated financial statements.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Recent accounting pronouncements (continued)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Group is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Group is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2008 and December 31, 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of March 31, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

Details of the customer account for 10% or more of the Group’s revenue are as follows:

	Three months ended March 31,
	2008	2007

Customer A	$1,038,646	$2,558,155

Details of customer account for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2008	December 31, 2007

Customer B	$-	$254,934
Customer C	-	275,566

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

4. ACCOUNTS RECEIVABLES, NET

	March 31, 2008	December 31, 2007

Trade receivable, gross	$3,575,992	$2,474,947
Provision for doubtful debts	(69,498)	(66,724)

	$3,506,494	2,408,223

All of the above accounts receivable are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2008 and 2007 is as follows:
	March 31, 2008	December 31, 2007

Balance at beginning of period	$66,724	$-
Addition of bad debt expense		66,724
Foreign exchange adjustment	2,774	-

Balance at end of period	$69,498	$66,724

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

5. SUBSCRIPTION RECEIVABLES

Subscription receivables are commitments from the shareholders for the payment in the registered capital. They are due on June 2008. Details are as follows:

	March 31, 2008	December 31, 2007

Chen Zhong	$203,823	$195,688
Yang Fong	163,410	156,889
Shanghai City Hygiene Industry
Development Centre	19,225	18,458

	$386,458	$371,035

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

6. OTHER RECEIVABLES

Details of other receivables are as follows:

	March 31, 2008	December 31, 2007

Rental deposits	$23,029	$12,715
Loans to an unrelated company	228,042	171,338
Advances to employee	16,905	1,383
Others	21,083	11,999

	$289,059	$197,435

Loan to an unrelated company is unsecured, interest free, and has no fixed repayment date.
7.	INVENTORIES

Details of inventories are as follows:

	March 31, 2008	December 31, 2007

Raw materials	$23,446	$22,510
Materials in consignment	13,532	12,992
Finished goods	1,934,245	1,258,914

	$1,971,223	$1,294,416
Provision for inventory write-down	(91,387)	(87,740)

	$1,879,836	$1,206,676

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8.	DUE FROM DIRECTORS

Details of due from directors are as follows:

	March 31, 2008	December 31, 2007

Chen Zhong	$20,897	$6,796
Xu Yifei	29,811	410

	$50,708	$7,206

Due from directors is unsecured, interested free and repayable on demand.

9.	DEPOSITS FOR AN UNLISTED INVESTMENT

Deposit for an unlisted investment was made for the investments in Ningbo China Tianyi Medical Appliance Co., Ltd. (“Tianyi”). The Company is in the progress of investing in the Tianyi. Details of the proposed investment are as follow:

Portion of
nominal
Place	Form of	value of
of	business	registered	Principal
registration	structure	capital	activities

PRC	Limited company	20%	Production of disposable medical polymer material and products

10.	LONG TERM PREPAYMENTS

Details of long term prepayments are as follows:

	March 31, 2008	December 31, 2007

Dealership of products in China	$5,079,130	$5,218,231
Current portion	(1,424,055)	(1,367,222)

	$3,655,075	$3,851,009

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11.	PLANT AND EQUIPMENT, NET

Details of plant and equipment, net are as follows:

	March 31, 2008	December 31, 2007
At cost
Machinery and equipment	$37,595	$36,094
Office equipment	66,275	54,020
Motor vehicles	221,381	212,546

	$325,251	$302,660
Less: accumulated depreciation	(110,882)	(99,445)
Less: provision for impairment	(19,670)	(18,885)
	$194,699	$184,330

Depreciation expenses included in the selling expenses were $2,982 and $2,752 respectively, and included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $5,018 and $4,067 respectively.

12.	INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:

	March 31, 2008	December 31, 2007

Patent rights, at cost	$5,924,069	$5,687,644
Less: accumulated amortization	(840,192)	(664,470)

	$5,083,877	$5,023,174

Amortization expenses included in the selling expenses were $348,399 and nil respectively, and included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $144,934 and $136,077 respectively.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

13.	DUE TO A SHAREHOLDER

Details of due to a shareholder are as follows:

	March 31, 2008	December 31, 2007

Shanghai Pharmacy Co., Ltd	$56,962	$54,689

Due to a shareholder is unsecured, interested free and repayable on demand.

14.	OTHER PAYABLES

Details of other payables are as follows:

	March 31, 2008	December 31, 2007

Sales rebates	$317,431	$247,499
Payables to unrelated companies	123,974	-
Sundry PRC taxes payables	158,720	455,070
Unrealized subsidies from government	51,551	-
Sundry	16,952	16,603

	$668,628	$719,172

Payables to unrelated companies is unsecured, interested free and repayable on demand.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	March 31, 2008	March 31, 2007
Earnings for the purpose of basic
and dilutive earnings per share	$1,970,195	1,732,566

Number of shares
Weighted average number of common
stock for the purpose of basic and
dilutive earnings per share	15,235,812	14,991,812

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

16.	NET REVENUES

Details of net revenues are as follows:

	Three months ended March 31,
	2008	2007

Diagnosis product revenues	$10,165,463	$7,942,576
Others	25,160	-

	$10,190,623	$7,942,576

17.	INCOME TAXES

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% and 33% for 2008 and 2007 respectively.

No deferred tax has been provided as there are no material temporary differences arising for the three months ended March 31, 2008 and 2007.

18.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for office premise expiring through 2007. Total rental expenses for the three months ended March 31, 2008 and 2007 amounted to $53,628 and $21,239 respectively.

The Group’s commitments for minimum lease payments under the lease for next five years are as follows:

Year ending March 31,
2009	$180,633
2010	5,411
2011	-
2012	-
2013 and thereafter	-
$186,044

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

20. SEGMENT INFORMATION

The Group currently is engaged in the technical development, transfer, consulting and servicing of pharmaceutical and medical appliance, and the selling of diagnosis products. Accordingly, no analysis of the Company's sales and assets by product is presented.

The Group's operations are located in the PRC. All revenue is from customers in the PRC. Also, all of the Group’s assets are located in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

21. SUBSEQUENT EVENTS

As described in our May 22, 2008 Report on Form 8-K , on April 15, 2008, the Company acquired all of the issued and outstanding capital stock of Asia Business Management Group Limited, a British Virgin Islands corporation (ABM), which owns 100% of the issued and outstanding capital stock of Anhante (Beijing) Medical Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (the PRC)( ABMT), which on the same date entered a series of contracts with SMTL, which give it control over SMTL’s business, personnel and finances as if it were a wholly owned subsidiary of ABMT. (the “Reverse Merger”). On the same date the Company completed a private placement financing transaction, in which the Company sold 4,008,188  shares of its Series A Senior Convertible Preferred Stock (“Preferred Stock”) and 2,004,094  Class A Warrants (“Warrants”) to accredited investors for $12,532,000 in gross proceeds (the “Private Placement”). Under the terms of the Reverse Merger proceeds of the Private Placement will be provided to SMTL, which intends to use such proceeds to make acquisitions, to develop hemodialysis centers and for working capital.

On May 15, 2008 the Company changed its fiscal year from January 31 to December 31 to coincide with that of SMTL.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Disclaimer Regarding Forward-looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be "forward-looking statements" which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "believes," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company and its subsidiary SMTL (the Company and its subsidiaries sometimes being referred to as the "Company" or “We”) and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of May 20, 2008; the date of the filing of this Form 10-Q, and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes for the first three months ended March 31, 2008 and 2007 annexed to this Current Report.

Overview

As a result of the Reverse Merger, financing and related transactions described in our current report on Form 8-K filed with the SEC on April 21 , 2008, Aamaxan Transport Group, Inc. ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shanghai Medical, which is engaged in medical equipment and supply distribution business and organized under the laws of the PRC in 2004. We are a leading distributor of supplies and equipment in the hemodialysis industry in China with our principal clients based in Shanghai and Eastern China. We are expanding our geographic reach within the PRC by expanding our distribution channels through a traditional Western-style marketing plan into the main commercial markets in China, including, but not limited to, the Pearl River Delta, Beijing and other first tier markets in Eastern China. In addition to our current channels, we are preparing to launch a chain of diagnostic and treatment centers in the PRC similar to those found in America and other Western nations.

Results of Operations

The following table shows our operating results for the first three months ended March 31, 2008 and 2007.
				Percentage
	First Q of 2008	First Q of 2007	Increase/ Decrease	Increase/ Decrease

Net revenues	$10,190,623	$7,942,576	$2,248.047	28.30%
Cost of sales	($6,460,885)	($4,875,294)	$1,585,591	32.52%
Gross profit	$3,729,738	$3,067,282	$662,456	21.60%
Selling	($632,834)	($168,479)	$464,355	275.61%
General and administrative	($346,317)	($311,562)	$34,755	11.15%
Operating income	$2,750,587	$2,587,241	$163,346	6.3%
Interest income, net	$6,675	$739	$6,296	751.04%
Income before income taxes	$2,755,915	$2,587,980	$167,935	6.49%
Net income	$1,970,195	$1,732,566	$237,629	13.72%
Comprehensive income	$2,608,307	$1,945,875	$662,432	34.04%

Net Revenues

Net revenues were $10,190,623 for the first three month ended March 31, 2008, an increase of $2,248.047 or 28.30% from $7,942,576 for the first three month ended March 31, 2007. Our revenues increased primarily as a result of an increase in sales volume in Shanghai and the surrounding district. The increase in sales was primarily due to more sales representatives and marketing work in the first quarter of 2008, additional hospitals and clinics added as customers in the first quarter of 2008 and also more patients covered by government payment (insurance).

Hemodialysis equipment and related disposables have been our principal products since inception, generating almost all of our sales. During the first three months ended March 31, 2008, hemodialysis and disposable sales accounted for 99.5% of our net sales.

Cost of Sales

Cost of sales rose to $6,460,885 for the first three month ended March 31, 2008, an increase of $1,585,591 or 32.52% from $4,875,294 for the first three months ended March 31, 2007. Cost of sales measured as a percentage of net revenues was 63.4%, an increase from 61.38% in the first quarter of 2007. The increase in cost of sales was principally driven by the increase in marketing expense and sales volume.

Gross Profit

Gross profit for the first three months ended March 31, 2008 was $3,729,738 up 21.6% from gross profit of approximately $3,067,282 for the first quarter of 2007. Gross profit margin was 36.6% for the first three months ended March 31, 2008 compared to 38.62% for 2006. This decrease of gross margin was due to increasing competition, especially at the larger Level 3 hospitals, which put pressure on the prices we could charge and our entry into new markets with lower sales prices.

Selling, General and Administrative Expenses

Selling expenses were $632,834 for the first three months ended March 31, 2008, an increase of $464,355 or 275.61% from $168,479 for the first three months ended March 31, 2007. The high increase in cost of sales was substantially driven by the implementation of our geographical expansion strategy. From the end of year 2007, for the purpose of expanding our market share in Hemodialysis equipment and related disposables, we started to increase our marketing and sales expenditures in entering new markets (such as Beijing and its surrounding districts, and Southeastern China) in order to establish or expand our sales network. Most of the new markets are located in highly developed economic regions with higher competitive environments, which require an increase in our marketing promotion expenses (including ongoing training and education programs for doctors and sales representatives) than those required in Shanghai and its surrounding districts. These new markets have significant strategic functions to our business strategy which may continue our leading market position and increase our market share. Management believes, with the increase of market share in these new regions and more efficient internal control, the sales cost will gradually decrease in the future.

General and administrative expenses were $346,317 for the first three months ended March 31, 2008, an increase of $34,755 or 11.15% from $311,562 for the first three months ended March 31, 2007. The increase was due to our efforts in restructuring management to meet the requirements of an expanding enterprise and the financing activities. We have a total of more than 56 people in Shanghai Medical Technology. We have a sales & marketing team of nearly 30 people and have a logistic support team of 10 people. In addition, we have 8 employees in Shanghai and Beijing, working in R&D and registration. Nevertheless, selling expenses and general and administrative expenses remained low during the first three months ended March 31, 2008, at 9.6% of net revenues, compared to 6% of net revenues for the first quarter of 2007. we expect that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and geographical expansion as well as the costs of fund raising and reporting requirements now that we are a public company.

Operating Income

Operating Income was $2,750,587 for the first three months ended March 31, 2008, an increase of $163,346 or 6.3% from $2,587,241 for the first quarter of 2007. Our operating margins decreased from 32.57% for the first three months ended March 31, 2007 to 26.99% for the first three months ended March 31, 2008. This operating margin decrease was principally due to a decrease in gross margin and an increase of selling expenses and administrative expenses. There is an increasing number of competitive bids required by purchasing policies of hospitals and medical institutions in the China market, stimulated by additional government regulations presently and this is putting downward pressure on margins.

Income taxes

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

☐	we do not conduct any material business or maintain any branch office in the United States

☐	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

☐
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Provision for income tax was $786,208 for the first three months ended March 31, 2008, a decrease of $67,599 from $853,807 for the first quarter of 2007. The decrease of income tax is primarily due to the adjustment of income tax rate from 33% to 25% for domestic company by the PRC tax authorities since January 1st, 2008. We conduct all our operations through our PRC operating companies and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. A PRC domestic company is also subject to local taxes. We were fully taxed at the rate of 25% and 33% for the first quarter of 2008 and 2007 respectively.

Minority interests

Minority interests were $488 for the first three months ended March 31, 2008, a decrease of $1,119 from $1,607 for the first quarter of 2007. The decrease is due to an increase in net income before minority interests.

Net Income

Net income was $1,970,195 for the first three months ended March 31, 2008, an increase of $237,629 or 13.72% from $1,732,566 for the first quarter of 2007. Net profit margin was 19.33 % for the first three months ended March 31, 2008 compared to 21.81 % for the same period in 2007 because the increase in our expenses in expanding our sales, and in restructuring management to meet the requirements of an expanding enterprise, was larger than the increase in sales.

Foreign Currency Translation Adjustments

During the three months ended March 31, 2008 and 2007, the Renminbi rose steadily against the U.S. dollar. As a result of the appreciation of the Renminbi, we recognized a foreign currency translation gain of $638,112 and $213.309, respectively. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial conditions, but the fluctuation of the Renminbi may materially and adversely affect your investment if the current trend of appreciation of Renminbi is reversed.

All of our revenue and expenses in the first three months ended by March 31, 2008 and 2007 were denominated in Renminbi. The income statement accounts were translated at the first three months average exchange rate of $1 to RMB 7.1757 and 7.7714, respectively, and the balance sheet items, except the equity accounts were translated at the quarter end rates of $1 to RMB 7.0222 and 7.7410, respectively. The equity accounts were stated at their historical rate when corresponding transactions happened. The exchange rate on May 15, 2008 was $1 to RMB 7.01600.

Inventory

Inventory was $1,879,836 for the first three months ended by March 31, 2008, an increase of $673,160 or 55.78% from $1,206,676 as that of in the fiscal year ended December 31, 2007. The increase is mainly due to the increase of the sales volume of the products.

Accounts Receivable

Accounts Receivable increased 45.6% to $3,506,494 as of the first three months ended March 31, 2008, compared with $2,408,223 as of in the fiscal year ended December 31, 2007. Accounts receivable related to our five largest customers totaled $1,507,792 million, accounting for 43% of all accounts receivable as of March 31, 2008.

Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each year-end. We only extend 30 to 90 day trade credits to our large customers, who tend to be well-established and large sized businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Five largest Creditors as of March 31, 2008

Creditors	Receivable amountsøRMB÷	Receivable amountsøUS$÷	Percentage of Total receivables (%)
Shanghai Beiyi Commercial &Trade Co.Ltd.	3,016,987.43	420,779.28	12%
No.455 Hospital	2,262,740.57	315,584.46	9%
Nanjing Dakang Medical Equipment Co.Ltd.	2,011,324.95	280,519.52	8%
Heilongjiang Jichang Medical Equipment Co.Ltd.	2,011,324.95	280,519.52	8%
Changchun Jinli Medical Equipment Co.Ltd.	1,508,493.71	210,389.64	6%
Total	10,810,871.65	1,507,792.42	43%

Liquidity and Capital Resources

Historically, we have financed our business with cash flow from operations and used shareholders’ equity investment and retained earnings to cover capital expenditures.

Working capital mainly consists of inventory, salaries, operation overhead (auxiliary materials, utilities, etc.) and finance expenses. Inventory purchases comprise the majority of our working capital.

Our working capital requirements may be influenced by quite a few factors, including cash flow, competition, our relationships with suppliers, logistic and inventory management, the availability of credit facilities and financing alternatives, none of which can be predicted with high level of certainty. During the last two years the availability of credit facilities in the PRC has become tighter, as the government has been taking steps to moderate inflation. So far these measures have not materially affected our operations. We believe that, following our recent private placement financing, we have sufficient working capital to proceed with our business plans.

Operating Activities

Net cash provided by operating activities for the first three months ended by March 31, 2008 was $1,162,099, an increase of $489,454 or 72.76% from $672,645 for the first three months ended by March 31, 2007. This increase was principally because we have more focused on main business operation and increased the allocation of our resources to market promotion and geographical expansion.

Investing Activities

Net cash used in investing activities for the first three months ended by March 31, 2008 was $54,274, a decrease of $148,395 from $202,669 for the first three months ended by March 31, 2007. This decrease was due primarily to the adjustment of our business strategy in 2008 which we have concentrated more resources to the operation of our business and relatively decreased our investment activities, and we had neither intangible asset investments nor equity acquisitions in the first quarter of 2008.

Financing Activities

Loans

There were no short-term bank loans outstanding at the end of first quarter of 2008 and 2007.

Future Cash Commitments

We have made capital investment plans for geographical expansion, possible acquisitions, setting up hemodialysis service centers and expansion of production capabilities in fiscal 2008, estimated at a total value of approximately $23 million. This demand for investment capital will be partly met with the proceeds from the sale of our Series A Senior Preferred Stock described above, and partly with cash inflow from operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to our consolidated financial statements, "Summary of Significant Accounting Policies and Organization". We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Method of Accounting

We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

This item is answered by reference to the information contained in Sections 2.01 and 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 21 , 2008. The transactions described therein were authorized by written consent of a majority of our shareholders as of April 15, 2008.

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[The remainder of this page is intentionally blank.]

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

AAMAXAN TRANSPORT GROUP, INC.

Date: May 20, 2008	BY:	/s/ Chen Zhong
Chen Zhong
Chief Executive Officer
(principal executive officer)

BY:	Michelle Zhao
Michelle Zhao
Chief Financial Officer
(principal financial officer and accounting officer)