Form 10-Q
period 2008-06-30
Aamaxan Transport Group, Inc.
filed 2008-08-19
CIK 1358940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

_____________________________
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

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at August 19, 2008 was 15,991,812.

AAMAXAN TRANSPORT GROUP, INC.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4T.	Controls and Procedures	45

PART II OTHER INFORMATION

Item 6.	Exhibits	45

Signatures		46

Exhibits/Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AAMAXAN TRANSPORT GROUP, INC.

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)(Unaudited)

AAMAXAN TRANSPORT GROUP, INC.

CONTENTS	PAGES
CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7 - 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13 - 34

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)(Unaudited)

	Note	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents		$10,769,286	$2,299,772
Trade receivables, net	4	4,022,912	2,408,223
Subscription receivables	5	394,916	371,035
Other receivables	6	1,222,957	197,845
Inventories	7	1,826,478	1,206,676
Advances to suppliers		4,257,726	1,125,088
Prepayments		2,692	1,368
Current portion of long term
prepayments	10	1,455,223	1,367,222
Total current assets		$23,952,190	$8,977,229
Restricted cash		300,000	-
Due from a director	8	54,292	6,796
Goodwill arising from acquisition		43,259	40,643
Deposit for an unlisted investment	9	873,134	820,333
Long term prepayments	10	3,371,266	3,851,009
Plant and equipment, net	11	190,407	184,330
Intangible assets, net	12	5,043,802	5,023,174

TOTAL ASSETS		$33,828,350	$18,903,514
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$2,852,643	$2,538,964
Due to a related company	13	135,086	54,689
Customers’ deposits		24,271	49,325
Accruals		401,275	316,545
Other payables	14	1,213,594	719,172
Warrant liabilities	21	4,028,229	-
Income tax payable		664,241	909,579

Total current liabilities		$9,319,339	$4,588,274
TOTAL LIABILITIES		$9,319,339	$4,588,274

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)(Unaudited)

	Note	June 30, 2008	December 31, 2007

Commitments and contingencies	18	$-	$-

Minority interests		$218,628	$217,715

Preferred Stock - $0.001 par value
10,000,000 share authorized ;
4,008,188 and nil shares
outstanding respectively	21	$8,503,771	$-

STOCKHOLDERS’ EQUITY
Common stock - $0.0001 par value
200,000,000 shares authorized;
15,991,812 and 14,991,812 shares
outstanding respectively		$1,599	$1,499
Additional paid-in capital		1,723,129	588,265
Statutory reserves		2,529,527	2,529,527
Retained profits		9,598,089	10,085,066
Accumulated other comprehensive
income		1,934,268	893,168

		$15,786,612	$14,097,525
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$33,828,350	$18,903,514

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)
		Six months ended June 30,
		2008	2007
	Notes

Net revenues	16	$19,978,024	$15,816,114
Cost of net revenues		(12,672,104)	(9,732,701)
Gross profit		$7,305,920	$6,083,413

Selling expenses		(925,018)	(301,428)
General and administrative expenses		(1,396,780)	(660,955)
Income from operation		$4,984,122	$5,121,030
Interest income		12,888	1,075
Income before income taxes		$4,997,010	$5,122,105

Income taxes	17	(1,443,043)	(1,729,465)
Net income before minority interests		$3,553,967	$3,392,640
Minority interests		913	558
Net income		3,554,880	3,393,198

Net income per share:
-Basic		$0.22	$0.23
-Diluted		$0.18	$0.23
Weighted average number of common stock
-Basic	15	$15,991,812	$14,991,812
-Diluted	15	$20,000,000	$14,991,812

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)
		Three months ended June 30,
		2008	2007
	Notes

Net revenues		$9,781,453	$7,872,705
Cost of net revenues		(6,207,537)	(4,857,027)
Gross profit		$3,573,916	$3,015,678

Selling expenses		(287,148)	(132,750)
General and administrative expenses		(1,060,792)	(349,801)

Income from operation		$2,225,976	$2,533,127
Interest income		9,877	558

Income before income taxes		$2,235,853	$2,533,685

Income taxes	17	(654,923)	(875,724)

Net income before minority interests		$1,580,930	$1,657,961

Minority interests		424	2,185

Net income		1,581,354	1,660,146

Net income per share:
-Basic		$0.11	$0.11

-Diluted		$0.11	$0.11

Weighted average number of common stock
-Basic		$14,991,812	$14,991,812

-Diluted		$14,991,812	$14,991,812

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Stated in US Dollars)(Unaudited)

						Accumulated
	Common stock		Additional			other
	No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	capital	reserves	earnings	income	Total

Balance, January 1,	14,991,812	$1,499	$233,804	$1,394,556	$5,961,705	$269,473	$7,861,037
2007
Net income	-	-	-	-	7,227,560	-	7,227,560
Contribution from
shareholders	-	-	354,461	-	-	-	354,461
Appropriations to
statutory reserves	-	-	-	1,134,971	(1,134,971)	-	-
Dividends	-	-	-	-	(1,969,228)	-	(1,969,228)
Foreign currency
translation	-	-	-	-	-	623,695	623,695
Balance, December
31, 2007	14,991,812	$1,499	$588,265	$2,529,527	$10,085,066	$893,168	$14,097,525

Balance, January
1, 2008	14,991,812	$1,499	$588,265	$2,529,527	$10,085,066	$893,168	$14,097,525
Net income	-	-	-	-	3,554,880	-	3,554,880
Reverse
acquisition	178,571	18	(74,411)	-	-	-	(74,393)
Issuance for
services	821,429	82	(82)	-	-	-	-
Issuance of preferred
stock and warrants	-	-	1,209,357	-	(4,041,857)	-	(2,832,500)
Foreign currency
translation
adjustment	-	-	-	-	-	1,041,100	1,041,100
Balance, June 30,
2008	15,991,812	$1,599	$1,723,129	$2,529,527	$9,598,089	$1,934,268	$15,786,612

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$3,554,880	$3,393,198
Depreciation	16,426	13,870
Amortization	294,091	266,063
Amortization of long term prepayment	706,951	-
Minority interests	(913)	(558)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Trade receivables	(1,418,237)	(477,034)
Subscription receivables	-	(351,072)
Other receivables	(1,011,589)	17,356
Inventories	(526,741)	(324,093)
Advances to suppliers	(2,973,327)	2,692
Prepayments	(1,016)	(25,905)
Accounts payable	145,989	406,632
Customers’ deposits	(27,428)	(328,706)
Accruals	62,529	(3,535)
Other payables	435,408	(699,145)
Income tax payable	(295,254)	(76,348)
Net cash (used in) provided by operating
activities	$(1,038,231)	$1,813,415

Cash flows from investing activities
Restricted cash	$(300,000)	$-
Acquisition of a subsidiary	-	(377,489)
Purchase of plant and equipment	(10,900)	(58,532)
Proceeds from sale of plant and equipment	-	15,977
Purchase of intangible assets	-	52,825
Due from a director	(45,298)	241,324
Net cash used in investing activities	$(356,198)	$(125,895)

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from financing activities
Issuance of stock	$-	$355,757
Proceeds from issuance of preferred stock
and warrants, net of direct issue expenses,
$2,832,502	9,713,128	-
Dividend paid	-	(1,946,008)
Advances from a related company	2,300	181,113

Net cash provided by (used in) financing
activities	$9,715,428	$(1,409,138)

Net cash and cash equivalents sourced	$8,320,999	$278,382

Effect of foreign currency translation on cash
and cash equivalents	148,515	298,299

Cash and cash equivalents-beginning of year	2,299,772	1,896,853

Cash and cash equivalents-end of year	$10,769,286	$2,473,534

Supplementary cash flow information:
Interest received $	12,888	$1,075
Tax paid	1,738,296	1,828,390

See accompanying notes to consolidated financial statements

AAMAXAN TRANSPORT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

SUPPLEMENTAL NON-CASH DISCLOSURES:

On February 5, 2007, the Company acquired 81.6% interest of Shanghai Pharmaceutical & Hemo Tech International Co., Ltd. (Hemo) for $460,138 in cash and Hemo became a 81.6% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and cash equivalents	$255,974
Inventory	1,181,687
Accounts receivable	516,581
Plant and equipment, net	96,764
Other receivables and prepayments	241,392
Other assets	2,845
Total assets purchased	$2,295,243
Accounts payable	$(1,468,048)
Other payables	(195,694)
Accrued liabilities	(4,151)
Customer deposits	(13,672)
Total liabilities assumed	$(1,681,565)
Total net assets	$613,678

Share percentage	81.6%

Net assets acquired	$500,761

Total actual paid	$(460,138)

Consideration Goodwill	$40,623

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Aamaxan Transport Group,Inc. (the “Company”) was incorporated on June 3, 1998 under the laws of the State of Delaware under the name Worthington Venture Fund, Inc. (“WD”). On August 14, 1998, WD changed its name to Admax Technology, Inc.(“Admax”). On August 28, 1998, Admax merged with Worthington Venture Fund, Inc., a non-operating Utah shell corporation, and changed its name to Aamaxan Transport Group, Inc. Its primary activities through January 31, 2008 have been the attempted acquisition of interests in the trucking industry. The Company was completely dormant from mid-2000 to mid-2005, although there were two changes in control of the Company's outstanding common stock shares.

On April 4, 2008, the Company entered into a stock purchase agreement with Kamick Assets Limited (“KAL”), a British Virgin Island company, and our then-current director Marc Juliar, pursuant to which, for a purchase price of $585,000 in cash, KAL acquired from Mr. Juliar 65,428 shares of the Company’s Common Stock and the right to nominate all members of the Company’s board. Pursuant to this agreement, the Company’s former sole director and officer resigned from his executive positions effective April 15, 2008, and resigned as a director effective ten days after a Form 14F-1 is filed with the SEC and distributed to the Company’s shareholders. Since April 15, 2008 Mr. Chen Zhong has been serving as our Chairman and Chief Executive Officer and Ms. Michelle Zhao served as the Company’s Chief Financial Officer until July 31, 2008. Mr. Chen Zhong holds an option to buy a 100% ownership interest in KAL. Mr. Chen Zhong and Ms. Zhao each hold similar management positions at KAL, Anhante (Beijing) Medical Technology Co., Ltd (“ABMT”) and Shanghai Medical Technology Co., Ltd. (“SMTL”)

On April 15, 2008, the Company consummated a share exchange transaction with KAL, in which the Company exchanged 14,991,812 shares of the Company’s common stock, par value $0.0001 per share, for all of the issued and outstanding stock of Asia Business Management Group Limited (“ABM”) held by KAL. As a result of the share exchange transaction, ABM became the Company’s wholly-owned subsidiary, and ABMT became the Company’s indirectly wholly-owned subsidiary.

SMTL was established in Shanghai of the People’s Republic of China (the “PRC”) as a limited company on June 28, 2005. SMTL operates through itself and two subsidiaries located in mainland China: Shanghai Vantage Pharmaceutical Technology Co., Ltd (“Vantage”) and Shanghai Pharmaceutical & Hemo-tech International Co., Ltd (“Hemo”).

Vantage was established in Shanghai, PRC as a limited company on May 28, 2004.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Chen Zhong executed an Equity Transfer Agreement with Sun Guang and Chen Yingqian on November 26, 2007, in which Sun Guang and Chen Yingqian should respectively transfer 33% and 28% of the equity interest in Vantage to Chen Zhong.

On the same day, at a Shareholders’ General Meeting, the shareholders of Vantage made a resolution for approval of the aforesaid equity transfer, and the Articles of Association of Vantage were revised accordingly.

Vantage had registered and filed the equity transfer and its revised Articles of Association with the relevant industry and commerce authority. On December 3, 2007, Shanghai Administration Bureau of Industry and Commerce, Changning Branch issued a new Business License to SMTL.

Hemo was established in Shanghai of the People’s Republic of China (the “PRC”) as a limited company on August 7, 2001.

On January 23, 2007, at a Shareholders’ Meeting of Hemo, the shareholders passed the resolution that China National Medical Equipment Corporation (the “China Equipment”) could duly transfer its 81.6% of the equity interests in Hemo to the Company.

On February 5, 2007, China National Medical Equipment Corporation and SMTL signed the Equity Transfer Agreement for the aforesaid equity interest transfer.

On February 13, 2007, China Beijing Equity Exchange issued the equity exchange voucher to execute the aforementioned transfer.

On the Articles of Association of Hemo were revised with respect to the aforesaid equity transfer, and Hemo registered and filed the revised Articles of Association with the relevant industry and commerce authority. Accordingly, SMTL became the holding company of Hemo.

SMTL is the holding company of, Vantage and Hemo through the aforesaid group restructuring.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

On June 11, 2007, there was a reduction of registered capital by Shanghai Xinhui Science & Technology Investment Co., Ltd. of RMB 500,000, and the SMTL effective holding percentage of equity interests of Hemo increased from 81.6% to 84.84%.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Six months ended	6.8718	-	7.6248
RMB : USD exchange rate
Average six months ended	7.0726	-	7.7300
RMB : USD exchange rate
Average three months ended	6.9696	-	7.6896
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

Customers do not have a general right of return on products delivered.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $76,581 and $61,692 respectively.

n)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the six months ended June 30, 2008 and 2007 were $16,438 and $2,135 respectively.

o)	Retirement benefit plans

The employees of the Group are members of a state-managed retirement benefit plan operated by the government of the PRC. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $91,810 and $69,642 respectively.

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

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q) Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC. Total cash in these banks at June 30, 2008 and December 31, 2007 amounted to $10,769,286 and $2,299,772 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Company has not experienced any losses in such accounts and believes the risk on its cash in bank accounts is very low.

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

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

As of June 30, 2008 and December 31, 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of June 30, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

Details of the customer account for 10% or more of the Group’s revenue are as follows:

	Six months ended June 30,
	2008	2007
Customer A	$2,163,148	$3,370,157

Details of customer account for 10% or more of the Group’s accounts receivable are as follows:

	June 30, 2008	December 31, 2007
Customer B	$-	$254,934
Customer C	-	275,566

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

4. TRADE RECEIVABLES, NET

	June 30, 2008	December 31, 2007
Trade receivables, gross	$4,096,873	$2,474,947
Provision for doubtful debts	(73,961)	(66,724)
	$4,022,912	2,408,223

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of period	$66,724	$-
Addition of bad debt expense	-	66,724
Foreign exchange adjustment	7,237	-
Balance at end of period	$73,961	$66,724

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

5. SUBSCRIPTION RECEIVABLES

Subscription receivables are commitments from the shareholders for the payment in the registered capital. They are due on June 2008. Details are as follows:

	June 30, 2008	December 31, 2007
Chen Zhong	$208,284	$195,688
Yang Fong	166,987	156,889
Shanghai City Hygiene Industry
Development Centre	19,645	18,458
	$394,916	$371,035

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

6. OTHER RECEIVABLES

Details of other receivables are as follows:

	June 30, 2008	December 31, 2007
Rental deposits	$29,441	$12,715
Deposit to suppliers	174,627	-
Loans to an unrelated company	-	171,338
Advances to employee	20,477	1,383
Prepayment	969,667	-
Others	28,745	12,409
	$1,222,957	$197,845

Loan to an unrelated company is unsecured, interest free, and has no fixed repayment date.

7. INVENTORIES

Details of inventories are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$23,813	$22,510
Materials in consignment	13,828	12,992
Finished goods	1,882,223	1,258,914
	$1,919,864	$1,294,416
Provision for inventory write-down	(93,386)	(87,740)
	$1,826,478	$1,206,676

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8. DUE FROM A DIRECTOR

The amounts due from a director, Chen Zhong, were $54,292 and $6,796 as at June 30, 2008 and December 31, 2007 respectively. The amounts due from a director are unsecured, interest free and repayable on demand.

9. DEPOSITS FOR AN UNLISTED INVESTMENT

Deposit for an unlisted investment was made for the investments in Ningbo China Tianyi Medical Appliance Co., Ltd. (“Tianyi”). The Company is in the progress of investing in the Tianyi. Details of the proposed investment are as follow:

Portion of
nominal
Place	Form of	value of
of	business	registered	Principal
registration	structure	capital	activities
PRC	Limited company	20%	Production of disposable medical polymer material and products

10. LONG TERM PREPAYMENTS

Details of long term prepayments are as follows:

	June 30, 2008	December 31, 2007
Dealership of products in China	$4,826,489	$5,218,231
Current portion	(1,455,223)	(1,367,222)
	$3,371,266	$3,851,009

The long term prepayments included two dealerships of products in China. The number of years of the dealership is from 3 to 5 years.

Amortization expenses included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $ 760,951 and nil respectively.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11. PLANT AND EQUIPMENT, NET

Details of plant and equipment, net are as follows:

	June 30, 2008	December 31, 2007
At cost
Machinery and equipment	$38,418	$36,094
Office equipment	67,725	54,020
Motor vehicles	226,226	212,546
	$332,369	$302,660
Less: accumulated depreciation	(121,862)	(99,445)
Less: provision for impairment	(20,100)	(18,885)
	$190,407	$184,330

Depreciation expenses included in the selling expenses were $6,370 and $5,383 respectively, and included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $10,056 and $8,487 respectively.

As of December 31, 2007, the Group carried out a review of the carrying value of its machinery and equipment. The review led to the recognition of an impairment loss of $18,133 (RMB$138,125), that has been recognized in profit and loss based on the amount by which the carrying value exceeds the fair market value of the assets.

The impairment losses $18,133 have been included in the general and administrative expenses for the year ended December 31, 2007.

No additional impairment losses recognized in this period.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12. INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:

	June 30, 2008	December 31, 2007
Patent rights, at cost	$6,053,727	$5,687,644
Less: accumulated amortization	(1,009,925)	(664,470)
	$5,043,802	$5,023,174

Amortization expenses included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $294,091 and $266,063 respectively.

Patents

The Company holds the following patents:

Application No.	Bulletin No.	Applicant	Name of the Patent	Author	Publication Date	Issuance Date	Consideration
200510028341.0	1903206A	Shanghai Medical	Alprostadil Lyophilize Emulsion and Its Producing Means	Xiang Wei	July 29, 2005	January 31, 2007	$876,986

Utility Model of Platelet Collection and Storage System:

Certificate No.	Patent No.	Patentee	Author	Application Date	Issuance Date	Consideration
625562	ZL 03229879.X	SPHIC	Bao Ping	March 28, 2003	July 7, 2004	$2,543,257

On October 10, 2005, the Company entered into the Patent Transfer Agreement with Shanghai Pharmaceutical & Hemo -Tech International Co., Ltd. (“SPHIC”), which provided that SPHIC should transfer the above patent for utility model to the Company. The Company is processing such transfer procedures.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12. INTANGIBLE ASSETS, NET (Continued)

Utility Model of Platelet Collection and Storage System (Continued)

Certificate No.	Patent No.	Patentee	Author	Application Date	Issuance Date	Consideration
624113	ZL 03229880.3	SPHIC	Bao Ping	March 28, 2003	July 7, 2004	$1,879,254

On October 15, 2005, the Company entered into the Patent Transfer Agreement with SPHIC, which provided that SPHIC should assign its above patent for utility model to the Company. Pursuant to the confirmation of SPHIC, the Company has paid up the fees for such patent transfer. According to the explanation of the Company, it is processing such transfer procedures.

Other Intellectual Property Rights Protections in the PRC

In addition to patent and trade secret protection law in the PRC, the company also relies on contractual confidentiality provisions to protect the intellectual property rights. The research and development personnel and executive officers are subject to confidentiality agreements to keep the proprietary information confidential. In addition, they are subject to a one-year covenant not to compete following the termination of employment with the company. Further, they agree that any work product belongs to the company.

13. DUE TO A RELATED COMPANY

Details of due to a related company are as follows:

	June 30, 2008	December 31, 2007
Shanghai Pharmacy Co., Ltd	$135,086	$54,689

Due to a related company is unsecured, interest free loan which is payable on demand. Shanghai Pharmacy Co., Ltd is one of the minority shareholders, which holds 4.76% equity interest in Shanghai Pharmaceutical & Hemo-tech International Co., Ltd., a subsidiary of the Company.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14. OTHER PAYABLES

Details of other payables are as follows:

	June 30, 2008	December 31, 2007
Sales rebates	$831,439	$247,499
Payables to unrelated companies	176,775	-
Sundry PRC taxes payables	137,636	455,070
Unrealized subsidies from government	52,679	-
Sundry	15,065	16,603
	$1,213,594	$719,172

Payables to unrelated companies are unsecured, interest free loans which are payable on demand.

15. EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
Earnings:	2008	2007
Earnings for the purpose of basic
earnings per share	$3,554,880	$3,393,198
Effect of dilutive potential common
stock	-	-
Earnings for the purpose of basic
earnings per share	$3,554,880	$3,393,198

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	15,991,812	14,991,812
Effect of dilutive potential common stock
- conversion of Series A
convertible preferred stock	4,008,188	-
Weighted average number of common
stock for the purpose of dilutive
earnings per share	20,000,000	14,991,812

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

16. NET REVENUES

Details of net revenues are as follows:

	Six months ended June 30,
	2008	2007
Dialysis products revenues	$19,952,497	$15,816,114
Others	25,527	-
	$19,978,024	$15,816,114

17. INCOME TAXES

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% and 33% for 2008 and 2007 respectively.

No deferred tax has been provided as there are no material temporary differences arising for the six months ended June 30, 2008 and 2007.

18. COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for office premise expiring through 2007. Total rental expenses for the six months ended June 30, 2008 and 2007 amounted to $76,581 and $61,692 respectively.

The Group’s commitments for minimum lease payments under the lease for next five years are as follows:

Year ending June 30,
2009	$5,530
2010	161,767
2011	-
2012	-
2013 and thereafter	-
$167,297

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

21. SERIES A PREFERRED STOCK AND WARRANTS

On April 15, 2008 the Company sold an aggregate of 4,008,188 shares of Series A Preferred Stock and warrants to purchase an aggregate of 2,004,094 shares of its common stock (the “Warrant”) for gross proceeds of approximately $12.5 million. Each share of Series A Preferred Stock is convertible into one share of common stock and is subject to certain anti-dilution provisions. In addition, the Series A Preferred Stock may be redeemed, at the holder’s option, upon the occurrence of certain triggering events, as defined in the Amended Certificate of Designations of the Series A Preferred Stock (filed with the Delaware Secretary of State on April 11, 2008 and which forms part of the Company’s Certificate of Incorporation), one of which is the Company achieving net income (as defined in the Amended Certificate of Designations) for the fiscal year ended December 31, 2007 or either the fiscal year ending December 31, 2008 or December 31, 2009 of less than $6,000,000. In the event the Series A Preferred Stock is redeemed, the redemption price would be at the conversion price plus an amount that would result in a 10% yield per annum on the conversion price to the date of the triggering event.

AAMAXAN TRANSPORT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

21. SERIES A PREFERRED STOCK AND WARRANTS (Continued)

The Warrants are exercisable for an aggregate of up to 2,004,094 shares of common stock and have an exercise price of $3.91 per share. The Warrants expire on October 13, 2013. The initial fair value of the Warrants was calculated using the Black -Scholes model using the following assumptions: life of warrants of approximately 5.5 years, estimated volatility of 80%, risk free interest rate of approximately 3%, and no dividends. This calculation resulted in an initial value of $2.01 per share or an aggregate value of $4,028,229 for the Warrants. The Warrants will be classified as a liability and adjusted to fair value at each balance sheet date with any change in fair value being recognized in earnings. The remaining gross proceeds of $8,503,771 were allocated to the Series A Preferred Stock. This allocation resulted in the holders of the Series A Preferred Series receiving a beneficial conversion feature totaling $4,041,857. This beneficial conversion feature has been accounted for as a dividend to the holders and has been charged to retained earnings.

As part of the Series A Preferred Stock and Warrants issuance discussed above, the Company agreed to file and maintain an effective a registration statement with the SEC by certain dates. If the Company fails to meet the required deadlines or certain events of default occur under the registration rights agreement, it will be obligated to pay liquidated damages to each investor in an amount equal to one percent of the investor’s initial investment in the Series A Preferred for each month until the default is cured, subject to a cap of ten percent of the amount of the initial investment. At the present time the Company anticipates meeting all the deadlines required.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Disclaimer Regarding Forward-looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be "forward-looking statements" which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "believes," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Aamaxan Transport Group, Inc. (the "Company" or “we”) and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 14, 2008; the date of the filing of this Form 10-Q, and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes for the six months ended June 30, 2008 and 2007 contained in this Current Report.

Overview

Aamaxan Transport Group, Inc. is a holding company for entities that, through contractual relationships in the PRC, control the business of Shanghai Medical Technology Co., Ltd. (“SMT”), which is engaged in the sale and distribution of hemodialysis equipment and the disposable tubing, filters and other products necessary for hemodialysis. SMT is one of the leading distributors of supplies and equipment in the hemodialysis industry in eastern China. The Company is expanding its geographic reach within the PRC by expanding its distribution channels through a traditional western-style marketing plan into the main commercial markets in China, including, but not limited to, the Pearl River Delta, Beijing and other first tier markets in eastern China. The Company is seeking to make acquisitions of distributors of hemodialysis equipment in other cities. The Company is also negotiating with hospitals and companies to launch a chain of diagnostic and treatment centers in the PRC similar to those found in the U.S. and other western nations. Because our operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SMT.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase/ Decrease	Percentage Increase/ Decrease
Net Revenues	$9,781,453	$7,872,705	$1,908,748	24.24%
Cost of Sales	$6,207,537	$4,857,027	$1,350,510	27.80%
Gross Profit	$3,573,916	$3,015,678	$558,238	18.51%
Selling Expenses	$287,148	$132,750	$154,398	116.31%
General and Administrative Expenses	$1,060,792	$349,801	$710,991	203.25%
Operating Income	$2,225,976	$2,533,127	-$307,151	-12.12%
Interest Income, Net	$9,877	$558	$9,319	1670.07%
Income Before Income Taxes	$2,235,853	$2,533,685	-$297,832	-11.75%
Net Income	$1,581,354	$1,660,146	-$78,792	-4.74%

Net Revenues

Net revenues were $9,781,453 for the three months ended June 30, 2008, an increase of $1,908,748 or 24.24% from $7,872,705 for the three months ended June 30, 2007. Our revenues increased primarily as a result of an increase in sales volume in Shanghai and the surrounding district. The increase in sales was primarily due to more sales representatives and marketing efforts in the second quarter of 2008 which resulted in the addition of hospitals and clinics as customers. Although the unit prices for our products have been reduced in accordance with the local government’s pricing guidelines, the increase in unit sales has more than offset such lower prices.

Hemodialysis equipment and related disposables are our principal products, generating almost all of our sales. During the three months ended June 30, 2008, hemodialysis and disposable sales accounted for 99.87% of our net sales.

Cost of Sales

Cost of sales rose to $6,207,537 for the three months ended June 30, 2008, an increase of $1,350,510 or 27.80% from $4,857,027 for the corresponding period in 2007. Cost of sales measured as a percentage of net revenues was 63.46%, a minor increase from 61.69% in that of 2007. The increase in cost of sales was principally driven by the increase in marketing and sales volume.

Gross Profit

There was an 18.51% increase in the gross profit from $3,015,678 in the three months ended June 30, 2007, to approximately $3,573,916, in the three months ended June 30, 2008. However, the gross profit margins for the three months ended June 30, 2008 declined to 36.54% from the 38.31% gross margin for the three months ended June 30, 2007. The decrease in gross profit margins was due to increasing competition, especially at the larger hospitals, which put pressure on the prices we could charge and our entering into new markets with lower sales prices. In addition, each provincial or local government has the power to issue pricing guidelines and to set the maximum prices for the products and services in the hemodialysis industry, which resulted in reduced selling prices.

Selling, General and Administrative Expenses

Selling expenses were $287,148 for the three months ended June 30, 2008, an increase of $154,398, or 116.31% from $132,750 for the three months ended June 30, 2007. The increase in cost of sales was substantially driven by the implementation of our increased marketing, including training doctors and sales representatives.

We incurred an increase of $710,991 or 203.25% in general and administrative expenses which rose from $349,801 for the three months ended June 30, 2007 to $1,060,792 for the three months ended June 30, 2008. This increase is attributable to the amortized expenses of our recently obtained two exclusive dealerships, increasing overhead of our marketing department, corporate governance enhancements and reporting costs as a public company.

Operating Income

Operating income was $2,225,976 for the three months ended June 30, 2008, a decrease of $307,151 or 12.12% from $2,533,127 for the three months ended June 30, 2007. The increase in general and administrative expenses and selling expenses contributed to the decreased operating income.

Net Income

Net income decreased to $1,581,354 for the three months ended June 30, 2008 from $1,660,146 for the three months ended June 30, 2007. Net profit margin was 16.17% for the three months ended June 30, 2008 compared to 21.09% for the same period in 2007 mainly as a result of the increase in our general and administrative expenses related to the amortized expenses of dealerships, and costs incurred expanding our sales and in restructuring management to meet the requirements of an expanding enterprise.

Six Months Ended June 30, 2008 Compared to Six Months ended June 30, 2007

The following table shows our operating results for the six months ended June 30, 2008 and 2007.

	Six months ended June 30, 2008	Six months ended June 30, 2007	Increase/ Decrease	Percentage Increase/ Decrease
Net Revenues	$19,978,024	$15,816,114	$4,161,910	26.31%
Cost of Sales	$12,672,104	$9,732,701	$2,939,403	30.20%
Gross Profit	$7,305,920	$6,083,413	$1,222,507	20.10%
Selling Expenses	$925,018	$301,428	$623,590	206.88%
General and Administrative Expenses	$1,396,780	$660,955	$735,825	111.33%
Operating Income	$4,984,122	$5,121,030	$-136,908	-2.67%
Interest Income, Net	$12,888	$1,075	$11,813	1098.88%
Income Before Income Taxes	$4,997,010	$5,122,105	$-125,095	-2.44%
Net Income	$3,554,880	$3,393,198	$161,682	4.76%

Net Revenues

Net revenues were $19,978,024 for the six months ended June 30, 2008, an increase of $4,161,910 or 26.31% from $15,816,114 for the six months ended June 30, 2007. Our revenues increased primarily as a result of increase in sales volume in Shanghai and the surrounding district. The increase in sales was primarily due to more sales representatives and marketing work in the second quarter of 2008 and additional hospitals and clinics being added as customers in the second quarter of 2008.

Hemodialysis equipment and related disposables have been our principal products since the acquisition of the subsidiary, generating almost all of our sales. During the six months ended June 30, 2008, hemodialysis and disposable sales accounted for 99.87% of our net sales.

Cost of Sales

Cost of sales rose to $12,672,104 for the six months ended June 30, 2008, an increase of $2,939,403 or 30.20% from $9,732,701 for the six months ended June 30, 2007. Cost of sales measured as a percentage of net revenues was 63.43%, a minor increase from 61.54% in that of 2007. The increase in cost of sales was principally driven by the increase in marketing and sales volume. The increase in cost of sales as a percentage of net sales was caused mainly by downward price adjustments owing to greater competition. We distribute products produced by Fresenius, considered by many to be the leading manufacturer of hempdialysis equipment and related disposables. We believe that Fresenius intends to maintain premium prices and to increase unit sales on an ongoing basis. Competing distributors of lesser names, even well-known U.S. brands, sometimes offer deep discounts to persuade hospitals to buy their products instead of Fresenius products. Also there has been a continuing trend for hospitals to insist on competitive bidding in purchasing, rather than a traditional negotiated one-to-one purchase. This has tended to place downward pressure on prices.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $7,305,920, an increase of $1,222,507 or 20.10% from $6,083,413 for the six months ended June 30, 2007. Gross profit margin was 36.57% for the six months ended June 30, 2008 compared to 38.46% for 2007. This decrease in the gross profit margin was due to increasing competition, especially at the larger Level 3 hospitals, which put pressure on the prices we could charge and the entering into new markets with lower sales price. The government’s power to influence the pricing of our products also contributed to such decrease, hence resulting in lower unit sales prices.

Selling, General and Administrative Expenses

Selling expenses were $925,018 for the six months ended June 30, 2008, an increase of $623,590 or 206.88% from $301,428 for the six months ended June 30, 2007. The significant increase in cost of sales was substantially driven by the implementation of our geographical expansion strategy. From the end of 2007, we have incurred costs in order to expand our market share in hemodialysis equipment and related disposables, by establishing our sales network in new markets (such as the southeast Shanghai district) and expanding our sales network. Most of the new markets are located in high economic developed region with a more competitive environment. Therefore, we determined it was necessary to increase our marketing promotion expenses (including the continuing training and education programs for doctors and sales representatives). These new markets have significant strategic functions to our business strategy which we hope will stabilize our leading market position and increase our market share.

General and administrative expenses were $1,396,780 for the six months ended June 30, 2008, an increase of $735,825 or 111.33% from $660,955 for the six months ended June 30, 2007. The increase was mainly due to the amortized expenses of approximately $500,000 incurred by the two exclusive dealerships that we obtained in November 2007. The two dealerships grant us the exclusive right to distribute two new hemodialysis treatment equipment products for periods of three and five years. Since these products have not completed the process of registration with PRC FDA, we do not expect to generate revenues from these distributorships until 2009. Another reason of the increase is due to our efforts in restructuring management to meet the requirements of an expanding enterprise. We have a total of more than 70 people in SMT. We have incurred increased expenses in retaining outside consultants to advise us on increasing the quality of our company, including internal financial and disclosure controls. We have a sales and marketing team of 44 people and have a logistic support team of 12 people. In addition, we have 14 employees in Shanghai and Beijing, working in consulting and administration.

Operating Income

Operating income was $4,984,122 for the six months ended June 30, 2008, a decrease of $136,908 or 2.67% from $5,121,030 for the six months ended June 30, 2007. Our operating income margins decreased from 32.38 % for the six months ended June 30, 2007 to 24.95% for the six months ended June 30, 2008. This operating margin decrease was principally due to the substantial increase in general and administrative expenses and selling expenses in the three months ended June 30, 2008, which in the case of our two new distributorships will not generate revenue in 2008.

Income taxes

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we do not conduct any material business or maintain any branch office in the United States

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Provision for income tax was $1,443,043 for the six months ended June 30, 2008, a decrease of $286,422 from $1,729,465 for the six months ended June 30, 2007. The decrease of income tax is primarily due to the decrease of operating income and the adjustment of the income tax rate from 33% to 25% for domestic companies by the PRC tax authorities since January 1, 2008. We conduct all our operations through our PRC operating companies and we are governed by the PRC Enterprise Income Tax Laws. The PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. A PRC domestic company is also subject to local taxes. We were fully taxed at the rate of 25% and 33% for the first six months ended June 30, 2008 and 2007, respectively

Minority interests

Minority interests were $913 for the six months ended June 30, 2008, an increase of $355 from $558 for the six months ended June 30, 2007. The increase is due to the adjustment of the percentage of the equities the minority shareholder held.

Net Income

Net income was $3,554,880 for the six months ended June 30, 2008, an increase of $161,682 or 4.76% from $3,393,198 for the second quarter of 2007. Net profit margin was 17.79% for the six months ended June 30, 2008 compared to 21.45 % for the same period in 2007 because of the significant increase in our general and administrative expenses, and costs incurred in expanding our sales and in restructuring management to meet the requirements of an expanding enterprise.

Foreign Currency Translation Adjustments

During the fiscal year ended December 31, 2007 and through June 30, 2008, the Renminbi rose steadily against the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial conditions, but the fluctuation of the Renminbi may materially and adversely affect the investment of U.S. investors if the current trend of appreciation of the Renminbi versus the U.S. dollar is reversed.

All of our revenue and expenses in the six months ended by June 30, 2008 and 2007 were denominated in Renminbi. The income statement accounts were translated at the first six months average exchange rate of $1 to RMB 7.0726 and the balance sheet items, except the equity accounts were translated at the year ended rate of $1 to RMB 7.3141. The equity accounts were stated at their historical rate when corresponding transactions happened. The exchange rate on August 13, 2008 was $1 to RMB 6.81600.

Inventory

Inventory was $1,826,478 at June 30, 2008, an increase of $619,802 or 51.36% from $1,206,676 at December 31, 2007. The increase is mainly due to the increase of the sales volume of the products.

Accounts Receivable

Accounts receivable increased 67.04% to $4,022,912 at June 30, 2008, compared to $2,408,223 at December 31, 2007. Accounts receivable related to our five largest customers totaled $932,543.70, accounting for 23.18% of all accounts receivable as of June 30, 2008.

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

The following table provides information, as of June 30, 2008, as to our accounts receivable from our five largest customers:

Creditors	Receivable amounts (RMB)	Receivable amounts (US$)	Percentage of Total receivables (%)
Heilongjiang Jichang Medical Equipment Co. Ltd.	1,400,000.00	203,784.57	21.85%
Shanghai Qingpu Sanitary Industry Center	1,310,380.00	190,739.45	20.45%
Nanjing Dakang Medical Equipment Co., Ltd.	1,270,508.40	184,935.72	19.83%
Shanghai KangTai Co. Ltd.	1,223,540.00	178,098.98	19.10%
Liberation Army No.455 Hospital	1,202,146.82	174,984.98	18.76%
Total	6,406,575.22	932,543.70	100%

Liquidity and Capital Resources

Historically, we have financed our business with cash flow from operations and used shareholders’ equity investment and retained earnings to cover capital expenditures.

Working capital mainly consists of inventory, salaries, operation overhead (auxiliary materials, utilities, etc.) and finance expenses. Inventory purchases comprise the majority of our working capital. Our working capital as of June 30, 2008, was $14,632,851.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2008 was $1,038,231, compared to $1,813,415 provided for the six months ended June 30, 2007. This difference was principally attributable to the long-term prepayments that were used to increase inventory in our warehouses so as to make us more competitive and enable us to respond more quickly to our customers’ needs. This was also supportive our supplier’s goal of increasing unit sales. .

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $356,198, an increase of $230,303 from $125,895 for the six months ended June 30, 2007. This increase was due primarily to the deposit of $300,000 of restricted cash in the escrow account for the purpose of engagement of the public relation firm for the current and coming operating periods, and this long-term nature of the restriction made such an item an investing activity.

Financing Activities
Net cash provided in financing activities for the six months ended June 30, 2008 was $9,715,428 comparing with $1,409,138 used in financing activities for the six months ended June 30, 2007. This increase was due primarily to the completion of our issuance of preferred stock and warrants of $ 9,713,128.

Loans

There were no short-term bank loans outstanding at the end of June 30, 2008 and 2007.

Future Cash Commitments

We have made capital investment plans for geographical expansion, possible acquisitions, setting up hemodialysis service centers and expansion of production capabilities in fiscal 2008, estimated at a total value of approximately $23 million. This demand for investment capital will be mainly met with the proceeds from the sale of our Series A Senior Preferred Stock described above, and partly with cash inflow from operations.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAMAXAN TRANSPORT GROUP, INC.

Date: August 19, 2008	BY:	/s/ Chen Zhong
Chen Zhong Chief Executive Officer (principal executive officer)

BY:	/s/ Xu Yifei
Xu Yifei Acting Chief Financial Officer (principal financial officer and accounting officer)